Form 10-K405
period 1996-12-28
CARTER WILLIAM CO /GA/
filed 1997-04-01
CIK 795363

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

   X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
  --- SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended
       December 28, 1996

  ---  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT

                       Commission file number: 333-22155

                         THE WILLIAM CARTER COMPANY
                         --------------------------
           (Exact name of registrant as specified in its charter)

           Massachusetts                            04-1156680
           -------------                            ----------
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

                       1590 Adamson Parkway, Suite 400
                       -------------------------------
                            Morrow, Georgia 30260
                            ---------------------
        (Address of principal executive offices, including zip code)

                               (770) 961-8722
                               --------------
            (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12 (b) of the Act: None

       Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X
          Yes ------      No ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this report or any amendment to this Report [X].

                                    PART 1
Item 1. Business

GENERAL

    The William Carter Company (the "Company" or "Carter's") is the largest marketer of baby and toddler apparel and a leading marketer of young children's apparel. Over the Company's more than 130 years of operation, Carter's has become one of the most highly recognized brand names in the children's apparel industry. The Company is a vertically-integrated manufacturer which sells its products under the CARTER'S, CARTER'S CLASSICS and BABY DIOR brand names to more than 300 department and specialty store accounts (with an estimated 4,600 store fronts) and through its 135 retail outlet stores.

    Carter's generates a majority of its sales in the baby and toddler apparel market, a $5.6 billion market. Management believes that the baby and toddler market is well-insulated from changes in fashion trends and less sensitive to general economic conditions, while offering strong prospects for continued growth. The growth in this market is being driven by a number of factors, including: (i) women having children later, resulting in more disposable income available for expenditures on children; (ii) more women returning to the workplace after having children, resulting in more disposable income and increased day care apparel needs; (iii) the increasing number of grandparents, a demographic segment with high per capita discretionary income and an important consumer base for children's apparel; and (iv) an increasing social emphasis on attractive children's apparel.

    On October 30, 1996 (the "Acquisition Closing Date"), Carter Holdings, Inc. ("Holdings"), a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding preferred and common stock of the Company (the "Acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers") for total consideration of $208.0 million, which amount includes the base purchase price of $194.7 million (including refinancing of indebtedness and certain payments to management but excluding fees and expenses), the issuance of shares of non-voting stock of Holdings valued at $9.1 million to certain members of management and a payment of $4.2 million to the Sellers representing the estimated future tax benefit to the Company resulting from certain payments. The Company also incurred additional financing and transaction fees and expenses of $18.1 million related to the Acquisition. Financing for the Acquisition was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facility"), (ii) $90.0 million of borrowings under a subordinated loan facility among the Company, certain lenders, and Bankers Trust Company, as administrative agent (the "Subordinated Loan Facility"), (iii) $50.9 million of equity investments in Holdings by affiliates of Investcorp and certain other investors (which excludes the exchange of management stock described below) and (iv) the issuance by Holdings of $20.0 million of senior subordinated notes to affiliates of Investcorp and certain other investors which Holdings used to purchase $20.0 million of the Company's redeemable preferred stock (the "Preferred Stock"). Holdings has no assets or investments other than the shares of capital stock of the Company.

    The Company is a Massachusetts corporation. The principal executive office of the Company is located at 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260 and its telephone number is (770) 961-8722.

PRODUCTS AND MARKETS

    The Company markets and manufactures a broad array of baby, toddler and young children's apparel under the CARTER'S, CARTER'S CLASSICS and BABY DIOR brand names. The Company's product offerings can be broadly grouped into two primary categories: (i) "baby and toddler," which includes newborns through toddlers approximately age three (up to size 4T); and (ii) "young children," which includes children approximately age three through approximately age six
(boys' sizes 4-7 and girls' sizes 4-6x). The Company's product offerings in these categories include layette, sleepwear and playwear for the baby and toddler market, and sleepwear and playwear for the young children's market. In addition, the Company sells products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear and shoes, including products for which the Company licenses the CARTER'S name.

    From 1991 through 1995, total industry sales of baby and toddler apparel increased from $4.4 billion to $5.6 billion, a compound annual rate of 6.1%, making it one of the fastest growing sectors of the apparel industry. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. Carter's is currently the leading supplier of baby and toddler apparel in the United States, with a 7.1% market share in its target distribution channels, nearly twice that of its nearest branded competitor.

PRODUCT DESIGN AND DEVELOPMENT

    The Company's management team has significantly improved the Company's product design and development process by investing in advanced design systems, improving its design staff and introducing proven customer marketing tools. The Company's product design and development organization is now comprised of teams that focus on each of the Company's primary product markets. Each team has its own artistic and design staff to develop new ideas specifically for its respective market. Management believes that this organizational structure provides the Company greater flexibility and allows it to introduce products more quickly and with a greater success rate.

DISTRIBUTION AND SALES

    The Company sells its products to wholesale accounts and through the Company's retail outlet stores. In fiscal 1996, sales through the wholesale channel accounted for 59.4% of total sales, while the retail channel accounted for 40.6% of total sales.

WHOLESALE OPERATIONS

    In fiscal 1996, more than 90% of the Company's wholesale business was generated from department and specialty stores. The Company sells its products in the United States through a network of 35 sales professionals. Sales professionals work with each account in his/her jurisdiction to establish annual plans for "basics" (primarily layette and certain baby apparel) within the CARTER'S line, as well as all products in the CARTER'S CLASSICS and BABY DIOR lines. Once an annual plan has been established with an account, Carter's places the account on its semi-monthly automatic reorder plan for "basics." Management intends to increase the number of accounts on this program to help better manage inventories, control costs and increase sales. Automatic reorder allows the Company to plan its manufacturing further in advance and benefits both the Company and its wholesale customers by maximizing customers' in-stock positions, thereby maximizing sales and profitability. Currently, Carter's non-basics sleepwear and playwear are planned and ordered seasonally as new products are introduced.

RETAIL OPERATIONS

    The Company operates 135 retail outlet stores nationwide averaging 5,300 square feet, making it the fifteenth largest retail outlet store operator as measured by number of stores. These stores sell all of CARTER'S products, as well as accessories and certain items purchased from outside manufacturers which are sold under the CARTER'S brand name.

    Although total retail sales increased at a compound annual rate of 5.7% from fiscal 1993 through fiscal 1996 (due to new store openings), comparable store sales have declined since 1993. In an effort to stem declining same store sales, improve profitability and better leverage the Carter's brand name, management has recently integrated the retail division with the wholesale division under the same marketing leadership and upgraded management and retailing skills at the corporate, regional and store levels. To improve the value, quality and convenience of products offered in the Company's retail outlet stores, management has: (i) enhanced the CARTER'S CLASSICS offerings; (ii) shifted the product mix more toward sleepwear, baby and core volume products; (iii) reduced the complexity and assortment of products offered; and (iv) further developed the gift business through pre-assembled gift assortments.

    In addition, to make the consumer's shopping experience easier and more convenient, the Company has redesigned its store layout by widening aisles, improving signage and creating distinct product departments, with an increased focus on the Company's core baby products. Since the beginning of the fourth quarter of fiscal 1995, the Company has implemented these new store layouts in 24 of its 135 retail outlet stores (17 of which were new store openings), and expects to have the new store layout implemented in 100 of its stores by the end of 1997.

MARKETING

    Management's fundamental strategy has been to promote the Company's brand image as the absolute leader in baby apparel products and to consistently provide high quality, attractive products at a strong perceived value to consumers. To this end, management employs a comprehensive four-step marketing strategy which incorporates identifying core products through extensive consumer preference testing; superior brand and product presentation at the consumer point-of-purchase; marketing the brand name through dominant communications; and providing consistent, premium service, including delivering and replenishing products at the right time to fulfill customer and consumer needs.

Management believes that the Company has further strengthened its brand image to the consumer through innovative product designs, national print advertising, joint mailers with wholesale customers, meetings between senior account representatives and Carter's executives, trade show participation and store-in-store shops.

MANUFACTURING

    The Company is a vertically-integrated manufacturer that knits, dyes, finishes, prints, cuts, sews and embroiders a majority of the products it sells. The Company believes that its vertical integration allows it to maintain a competitive cost structure, accelerate speed to market and provide consistent, premium quality. Domestically, the Company currently operates five sewing facilities, as well as one combination distribution and sewing facility, one textile facility, two other stand-alone distribution centers, a cutting facility and an embroidery facility. Internationally, the Company operates two sewing facilities in Costa Rica and one sewing facility in the Dominican Republic.

DEMOGRAPHIC TRENDS

    The total U.S. apparel industry generated more than $150 billion in sales in 1995, of which approximately $23 billion was spent on children's apparel. Of the $23 billion spent on children's apparel, approximately $5.6 billion was spent on baby and toddler apparel, and approximately $5.3 billion was spent on young children's apparel. From 1991 through 1995, sales of baby and toddler apparel grew at a compound annual rate of 6.1% and sales of young children's apparel grew at a compound annual rate of 2.9%.

    Management believes that numerous demographic trends have contributed to a particularly strong baby, toddler and young children's apparel market during the 1990s, including the following:

  - WOMEN HAVING CHILDREN LATER. In 1992, more than 32% of the births which took place in the U.S. were to women over the age of 30, which represents a 52% increase since 1980. Of these births, 25% were first children. Management believes these trends have led to increased spending per child as parents tend to spend more money on their first born child and older parents generally have more disposable income.

  - MORE WOMEN RETURNING TO THE WORKPLACE AFTER HAVING CHILDREN. In 1992, 54% of women returned to work after having a baby, a 58% increase since 1980. Management believes this trend has had a positive effect on sales of children's apparel as dual income families tend to have more discretionary income and greater day care apparel needs.

  - GRANDPARENT BOOM. According to the U.S. Bureau of the Census, people in the U.S. age 45 or older numbered approximately 85.7 million in 1995. The U.S. Bureau of the Census projects this number to increase by approximately 25% to approximately 107.3 million by the year 2005. Management expects that this will result in an increase in the total number of grandparents in the U.S., which is an important demographic segment for children's apparel manufacturers.

  - INCREASED FOCUS ON CHILDREN'S CLOTHING. Management believes that there is an increasing social emphasis on attractive children's apparel, which is resulting in increased spending per child. As a result of this, as well as the other factors discussed above, from 1993 through 1995, when the population of children from ages one to six was increasing at a 0.9% compound annual rate, sales of baby and infant apparel increased at a 4.6% compound annual rate.

    Although total births are expected to remain relatively flat through the end of the 1990s, management believes the aforementioned demographic trends, in addition to other non-population growth factors, will continue to drive increased spending per child for the foreseeable future and will lead to increased sales of children's apparel in the Company's primary markets.

COMPETITION

    The baby and toddler and young children's apparel markets are highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and toddler and young children's markets. The Company's primary branded competitors include Health-Tex and Oshkosh B'Gosh, together with Disney licensed products, in playwear and numerous smaller branded companies, as well as Disney licensed products, in sleepwear. Although management believes that the Company does not compete as directly with most private label manufacturers in sleepwear and playwear, certain retailers, including several which are customers of the Company, have significant private label product offerings. The Company does not believe that it has any significant branded competitors in its layette market in which most of the alternative products are offered by private label manufacturers. Because of the highly fragmented nature of the industry, the Company also competes with many small, local manufacturers and retailers. Certain of the Company's competitors have greater financial resources than the Company, have larger customer bases and are less financially leveraged.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials (together, the "Environmental Laws"). The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable Environmental Laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to Environmental Laws. In July and August 1996, the Company had Phase I Environmental Site Assessment and Regulatory Compliance Reviews (the "Reports") conducted by an environmental consultant for 13 facilities. Based on available information, including the Reports, the Company has identified certain non-compliance with Environmental Laws. The Company has also identified certain actions which may be required in the future. However, the Company believes that any existing noncompliance or liability or future requirements under the Environmental Laws would not have a material adverse effect on its results of operations and financial condition.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

    The Company owns many trademarks and tradenames, including Carter's-Registered Trademark-, Carter's Growbody-Registered Trademark-, Carter-Set-Registered Trademark-, Jamakins-Registered Trademark-, Today's Classics-Registered Trademark- and Tykes-Registered Trademark-, as well as patents and copyrights, most of which are registered in the United States and in 46 foreign countries. The Company licenses the Carter's name and many of its trademarks, tradenames and patents to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear and shoes. Baby Dior-Registered Trademark- is a registered trademark sub-licensed to, but not owned by, the Company.

EMPLOYEES

    As of December 28, 1996, the Company had approximately 6,910 employees, 4,422 of which were employed on a full-time basis in the Company's domestic operations, 1,080 of which were employed on a part-time basis in the Company's domestic operations and 1,408 of which were employed on a full-time basis in the Company's foreign operations. None of the Company's employees is unionized. The Company has had no labor-related work stoppages and believes that its labor relations are good.

ITEM 2. PROPERTIES

    The Company operates 135 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,300 square feet. The leases have an average term of approximately five years until final expiration with additional five-year renewal options. Domestically, the Company also owns three distribution and five manufacturing facilities in Georgia and Pennsylvania, and has ground leases on three additional manufacturing facilities in Texas and Mississippi. Internationally, the Company leases two sewing facilities in Costa Rica and one in the Dominican Republic.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company has been involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 21, 1996, a special meeting of the security holders of all classes of common stock of the Company was held to approve: (i) the merger of the Company with TWCC Acquisition Corp. pursuant to the terms of that certain Agreement and Plan of Merger, dated as of September 28,1996 by and between the Company and TWCC Acquisition Corp. and (ii) the Amendment and Restatement of the Articles of Organization of the Company. The holders of all shares of Class A Common Stock and the holders of all shares of Class B Common Stock voted as a single class and the holders of all shares of Class C Common Stock voted as a single class. The holders of all shares of Class A Common Stock and the holders of all shares of Class B Common Stock cast their votes in favor of the proposals. The holders of 2,213 shares of Class C Common Stock cast their votes in favor of the proposals. The holders of 556 shares of Class C Common Stock either abstained or did not vote their shares, and a further 431 shares of Class C Common Stock were unissued.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    In September 1996, the Company allocated to seven members of its senior management an aggregate of 431 shares of its Class C Common Stock pursuant to the Company's Master Executive Stock Plan dated as of January 1, 1995 and the Executive Stock Purchase Agreements dated as of September 18, 1996 by and between the Company and each individual.

    On October 30, 1996, in connection with the Acquisition, Holdings acquired 100% of the outstanding common and preferred stock of the Company for aggregate consideration of $208.0 million. Certain members of senior management and other employees of the Company exchanged 3,101 shares of Class C Common Stock for 151,049 of Class C shares of Holdings. In connection with the Acquisition, the Company issued 5,000 shares of preferred stock, par value $.01, and 1,000 shares of common stock, par value $.01, to Holdings.

    In November, 1996, the Company issued $100,000,000 of 10-3/8% Senior Subordinated Notes due 2006 ("the Notes") in a private placement, pursuant to a Purchase Agreement dated November 20, 1996 with BT Securities Corp., Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co. (collectively, the "Initial Purchasers"). The issuance of Notes was exempt from registration under the Securities Act by virtue of Rule 144A. In accordance with an Exchange and Registration Rights Agreement dated as of November 25, 1996 by and between the Company and the Initial Purchasers, the Company will offer to exchange 100% of the Notes for 10-3/8% Series A Senior Subordinated Notes due 2006 which exchange will be registered with the Securities and Exchange Commission.

    At Acquisition, the Company paid a $4.3 million dividend on the Predecessor (as defined) Common Stock. The Company intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on common equity.

Item 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial and other data of the Company as of and for the five fiscal years ended December 28, 1996. As a result of certain adjustments made in connection with the Acquisition, the results of operations for the period October 30, 1996 through December 28, 1996 are not comparable to prior periods. The selected financial data for the five fiscal years ended December 28, 1996 were derived from the Company's audited Consolidated Financial Statements.

    The following table should be read in conjunction with and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 "Financial Statement and Supplementory Data."

                          (DOLLARS IN THOUSANDS)

                                                        ||                              PREDECESSOR
                                           SUCCESSOR    ||   DEC. 31,
                                         OCT. 30, 1996  ||     1995
                                            THROUGH     ||   THROUGH                      FISCAL YEAR
                                           DEC. 28,     ||   OCT. 29,    ----------------------------------------------
                                            1996(a)     ||     1996         1995        1994        1993        1992
                                        --------------- || ------------  ----------  ----------  ----------  ----------
                                                        ||
OPERATING DATA:                                         ||
Wholesale sales.......................     $  28,506    ||  $  160,485   $  166,884  $  150,175  $  127,457  $  142,694
Retail sales..........................        22,990    ||     106,254      128,547     121,374     109,554      85,417
                                                        ||                                                                      --
                                             -------    || ------------  ----------  ----------  ----------  ----------
Net sales.............................        51,496    ||     266,739      295,431     271,549     237,011     228,111
Cost of goods sold....................        31,708    ||     170,027      191,105     175,244     156,525     164,366
                                                        ||                                                                      --
                                             -------    || ------------  ----------  ----------  ----------  ----------
Gross profit..........................        19,788    ||      96,712      104,326      96,305      80,486      63,745
Selling, general and administrative...        16,672    ||      79,296       83,223      77,472      67,699      57,975
Nonrecurring charges(b)(f)............        --        ||       8,834       --          --          --           8,194
                                                        ||                                                                      --
                                             -------    || ------------  ----------  ----------  ----------  ----------
Operating income (loss)...............         3,116    ||       8,582       21,103      18,833      12,787      (2,424)
Interest expense......................         2,631    ||       7,075        7,849       6,445       5,957       7,368
                                                        ||                                                                      --
                                             -------    || ------------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and                   ||
  extraordinary item..................           485    ||       1,507       13,254      12,388       6,830      (9,794)
Provision for income taxes............           212    ||       1,885        5,179       4,000       3,000         270
                                                        ||                                                                      --
                                             -------    || ------------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary                      ||
  item................................           273    ||        (378)       8,075       8,388       3,830     (10,062)
Extraordinary item, net of tax (c)....         2,351    ||      --           --          --          --          --
                                                        ||                                                                      --
                                             -------    || ------------  ----------  ----------  ----------  ----------
Net income (loss).....................     $  (2,078)   ||  $     (378)  $    8,075  $    8,388  $    3,830  $  (10,602)
                                                        ||                                                                      --
                                                        ||                                                                      --
                                             -------    || ------------  ----------  ----------  ----------  ----------
                                             -------    || ------------  ----------  ----------  ----------  ----------
Net income (loss) available to common                   ||
  stockholders........................     $  (2,512)   ||  $   (1,510)  $    6,460  $    6,710  $  (10,602  $    3,830)
                                             -------    || ------------  ----------  ----------  ----------  ----------
                                             -------    || ------------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA                                      ||
(end of period):                                        ||
Working capital (d)...................     $  70,792    ||              $   84,593   $   68,595  $   66,670  $   63,345
Total assets..........................       318,709    ||                 167,216      135,471     123,938     127,506
Total debt, including current                           ||
  maturities..........................       145,000    ||                  87,495       71,660      73,406      81,332
Redeemable Preferred Stock (e)........        18,234    ||                      --           --          --          --
Preferred stock.......................        --        ||                  50,000       50,000      50,000      50,000
Common stockholders' equity...........        57,488    ||                  (4,678)     (11,351)    (19,739)    (23,569)
                                                        ||
OTHER DATA:                                             ||
EBITDA (f)............................     $   5,530    ||  $   25,628   $   30,562  $   27,098  $   20,647  $   12,437
Gross margin..........................          38.4%   ||        36.3%        35.3%       35.5%       34.0%       27.9%
Depreciation and amortization.........     $   2,414    ||  $    6,612   $    7,337  $    6,515  $    6,431  $    6,667
Capital expenditures..................         3,749    ||       4,007       13,715      10,996       7,941       4,991

                      See Notes to Selected Financial Data.

                      NOTES TO SELECTED FINANCIAL DATA

    (a) As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the results of operations for the period October 30, 1996 through December 28, 1996 are not comparable to prior periods. The period October 30, 1996 to December 28, 1996 reflects increased depreciation, amortization, management fee and interest expenses.

    (b) The nonrecurring charge for the period December 31, 1995 through October 29, 1996 includes: (1) compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition; and (2) other expense charges of $3.5 million for costs and fees the Company incurred in connection with the Acquisition.

    (c) The extraordinary item for the period October 30, 1996 through December 28, 1996 reflects the write-off of $3.4 million and $0.2 million of deferred debt issuance costs related to the Subordinated Loan Facility and the portion of the Senior Credit Facility repaid with the proceeds of the Notes in November 1996, net of income tax effects.

    (d) Represents total current assets less total current liabilities.

    (e) The Company issued redeemable preferred stock at the closing of the Acquisition to Holdings for $20.0 million (its estimated fair value, which equals its redemption value), net of $2.2 million of fees associated with its issuance.

    (f) EBITDA represents earnings before interest expense and income tax expense (i.e., operating income (loss)) excluding the following charges:

        (i) depreciation and amortization expense including prepaid management fee amortization of $0.23 million for the period October 30, 1996 through December 28, 1996;

       (ii) in fiscal 1992, $8.2 million of restructuring charges related to new management establishing a strategy to rationalize SKUs within its product lines, decrease product complexity and improve manufacturing operations; a reduction in the carrying value of a facility held for sale; and costs associated with certain plant closings;

      (iii) recurring costs associated with certain benefit plans that were terminated as a result of the Acquisition and not replaced, as follows: (1) Long-Term Incentive Plan expenses of $0.8 million, $1.2 million, $1.1 million and $1.0 million for fiscal 1993, 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; (2) Management Equity Participation Plan expenses of $0.6 million, $0.6 million, $0.6 million and $0.6 million for fiscal 1993, 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; and (3) Stock Compensation Plan expense of $0.4 million in fiscal 1995; and

       (iv) in fiscal 1996, the nonrecurring charge of $8.3 million related to the Acquisition.

    The Company has included information concerning EBITDA as it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown. In addition, management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO. THIS REPORT CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INCLUDE RISKS AND OTHER UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE THOSE DISCUSSED BELOW, AS WELL AS GENERAL ECONOMIC AND BUSINESS CONDITIONS, COMPETITION AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

GENERAL

    The Company is a leading marketer and manufacturer of baby, toddler and young children's apparel. The Company sells its products to more than 300 department and specialty store customers (59.4% of fiscal 1996 sales) and through its 135 retail outlet stores (40.6% of fiscal 1996 sales).

    Consolidated net sales have increased from $271.5 million in 1994 to $318.2 million in 1996. During this period, wholesale sales have increased from $150.2 million to $183.8 million, and retail sales have increased from $121.4 million to $129.2 million.

    The increase in wholesale sales resulted primarily from new product introductions and the opening of new wholesale accounts, including Sears and JCPenney, partially offset by the removal of certain product lines, such as outerwear, boys' and girls' underwear and certain Baby Dior seasonal lines. The increase in retail sales resulted primarily from new store openings, partially offset by comparable store sales declines since the beginning of fiscal 1993. Management believes the comparable store sales declines were due to a soft retailing environment and to certain operational and merchandising problems, which have recently been addressed.

    Notwithstanding the substantial improvements in operating results achieved over the past three years, the Company's financial results in 1996 were adversely affected by the performance of its retail outlet stores. Comparable store sales in 1996 decreased 8.8%.

RESULTS OF OPERATIONS

    The following table sets forth certain components of the Company's Consolidated Statement of Operations data expressed as a percentage of net sales:

                                                                                                        FISCAL YEAR
                                                                                              -------------------------------
                                                                                                1996       1995       1994
                                                                                              ---------  ---------  ---------
Statement of Operations:
Wholesale sales.............................................................................       59.4%      56.5%      55.3%
Retail sales................................................................................       40.6       43.5       44.7
                                                                                                    ---        ---        ---
  Net sales.................................................................................      100.0      100.0      100.0
Cost of goods sold..........................................................................       63.4       64.7       64.5
                                                                                                    ---        ---        ---
Gross profit................................................................................       36.6       35.3       35.5
Selling, general and administrative expenses................................................       30.2       28.2       28.5
Nonrecurring charge.........................................................................        2.8         --         --
                                                                                                    ---        ---        ---
Operating income............................................................................        3.6        7.1        6.9
Interest expense............................................................................        3.0        2.7        2.4
Income before income taxes and extraordinary item...........................................        0.6        4.5        4.6
Provision for income taxes..................................................................        0.7        1.8        1.5
Extraordinary item, net.....................................................................        0.7         --         --
                                                                                                    ---        ---        ---
Net income (loss)...........................................................................       (0.8%)       2.7%       3.1%
                                                                                                    ---        ---        ---
                                                                                                    ---        ---        ---

FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED WITH FISCAL YEAR ENDED DECEMBER 30, 1995

    The 1996 results discussed below represent the mathematical addition of the historical results for the period from December 31, 1995 through October 29, 1996 (the "Predecessor" period) and the period from October 30, 1996 through December 28, 1996 (the "Successor" period) for purposes of the discussion below only and are not indicative of results that would actually have been obtained if the Acquisition had occurred on December 31, 1995 (the first day of fiscal 1996).

    As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and had a change in its capital structure. Certain nonrecurring charges and an extraordinary loss were recorded in connection with the Acquisition and financing. Accordingly, the results of operations for 1996 are not comparable to prior periods. The period prior to the Acquisition reflects nonrecurring charges, principally Company and Sellers' expenses, such as accelerated compensation plan payments to management and professional fees. The period subsequent to the Acquisition reflects increased cost of sales due to higher depreciation expense for assets revalued at the Acquisition, increased interest expense, the amortization of goodwill and tradename and certain prepaid expenses, and an extraordinary loss resulting from the early extinguishment of debt.

    NET SALES. Net sales for fiscal 1996 increased 7.7% to $318.2 million from $295.4 million in fiscal 1995. This increase was due to a 13.2% increase in wholesale sales and a 0.5% increase in retail sales. Wholesale sales for fiscal 1996 increased to $189.0 million from $166.9 million in fiscal 1995. This increase was due primarily to continued strong sales to wholesale customers and improved average pricing, as well as to increased clearance and off-price merchandise sales resulting from the Company's efforts to reduce the high inventory levels experienced at the end of fiscal 1995. In addition, the Company continued to rationalize its product lines by scaling back certain products and by continuing to reduce the overall number of SKUs. Retail sales for fiscal 1996 increased to $129.2 million from $128.5 million in fiscal 1995. This increase was a result of the incremental volume provided by 36 new stores opened since the beginning of fiscal 1995, reduced by comparable store sales (stores open more than 12 months) declines of 8.8%. Management believes that the comparable store sales declines were due primarily to certain operational and merchandising problems, as well as to a soft retailing environment. Although the soft retailing environment negatively affected the financial performance of all stores, its impact is more measurable when analyzing the performance of comparable stores.

    Comparable store sales declines were also affected by the removal of certain product categories that were sold in the Company's retail outlet stores in fiscal 1995. Management currently is addressing the comparable store sales declines by improving product mix; emphasizing core layette and sleepwear products; improving store layouts; assessing locations, demographics and store sizes; and upgrading management and retailing skills at the corporate, regional and store levels.

    GROSS PROFIT. Gross profit for fiscal 1996 increased 11.7% to $116.5 million from $104.3 million in fiscal 1995. Gross profit as a percentage of net sales in fiscal 1996 increased to 36.6% from 35.3% in fiscal 1995. This increase resulted primarily from pricing improvements in the Company's wholesale and retail businesses, the maturing effect of the Company's three off-shore sewing plants, one of which was opened in 1995, and the change in the retail store product mix toward higher margin sleepwear and layette products, partially offset by an increase in depreciation expense and lower margins in the first quarter of 1996 as a result of actions taken to decrease inventories that had built up at the end of fiscal 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1996 increased 15.3% to $96.0 million from $83.2 million in fiscal 1995. Selling, general and administrative expenses as a percentage of net sales increased to 30.2% in fiscal 1996 from 28.2% in fiscal 1995. This increase in selling, general and administrative expenses as a percentage of net sales resulted from the comparable store sales declines experienced by the Company's retail outlet stores and higher retail store expenses associated with the 36 new stores opened since the beginning of fiscal 1995.

    NONRECURRING CHARGE. In connection with the Acquisition, the Company recorded an $8.8 million nonrecurring charge. This charge includes $3.5 million of Company and Sellers' expenses and $5.3 million of expenses related to management payments, including the unaccrued costs associated with accelerated compensation plan payments.

    OPERATING INCOME. Operating income for fiscal 1996 decreased 44.6% to $11.7 million from $21.1 million in fiscal 1995 as a result of the changes in selling, general and administrative expenses, gross profit and the nonrecurring charges described above. Operating income as a percentage of net sales decreased to 3.6% in fiscal 1996 from 7.1% in fiscal 1995.

    INTEREST EXPENSE. Interest expense for fiscal 1996 increased 23.7% to $9.7 million from $7.8 million in fiscal 1995. This increase reflects higher interest expense on additional indebtedness resulting from the Acquisition, and higher average borrowings under the Company's revolving credit facility in place prior to the Acquisition. At December 28, 1996, outstanding debt aggregated $145.0 million, of which a $45.0 million term loan bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $450,000. At December 28, 1996, there were no borrowings under the Company's $50.0 million revolving credit facility, except for $4.2 million of outstanding letters of credit. Any borrowings under the revolving credit facility would bear interest at a variable rate.

    EXTRAORDINARY LOSS. In November 1996, the Company used the proceeds from the issuance of the Notes to prepay $90.0 million of Acquisition-related borrowings under the Subordinated Loan Facility and $5.0 million of the term loan portion of the Senior Credit Facility. As a result, the Company recorded an after-tax loss of $2.4 million, which has been reflected in the Company's Consolidated Statement of Operations as an extraordinary item.

    NET LOSS. As a result of the factors described above, the Company reported a net loss of $2.5 million in fiscal 1996 compared with net income of $8.1 million in fiscal 1995.

FISCAL YEAR ENDED DECEMBER 30, 1995 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1994

    NET SALES. Net sales for fiscal 1995 increased 8.8% to $295.4 million from $271.5 million in fiscal 1994. This increase was due to an 11.1% increase in wholesale sales and a 5.9% increase in retail sales. Wholesale sales for fiscal 1995 increased to $166.9 million from $150.2 million in fiscal 1994. This increase was due to the continued success of the Company's business strategy, which included increased wholesale volume in its core layette and sleepwear product categories, as well as the full year impact of sales to Sears, a new wholesale customer for the Company in 1994. The Company also continued to scale back its total product offerings and continued to reduce the overall number of SKUs. Retail sales for fiscal 1995 increased to $128.5 million from $121.4 million. This increase was primarily due to the incremental volume provided by 20 new stores opened in 1995, partially offset by comparable store sales declines of 7.1%. The comparable store sales declines were due to certain operational and merchandising problems which management believes have recently been addressed, as well as to a soft retailing environment.

    GROSS PROFIT. Gross profit for fiscal 1995 increased 8.3% to $104.3 million from $96.3 million in fiscal 1994. Gross profit as a percentage of net sales decreased slightly to 35.3% in fiscal 1995 from 35.5% in fiscal 1994. This moderate decline reflects $0.5 million of start-up costs in 1995 associated with the opening of a new off-shore sewing plant in the Dominican Republic and a $1.8 million increase in retail markdowns, partially offset by improved overhead absorption, lower yarn cost and the initial benefits of the second off-shore plant in Costa Rica.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1995 increased 7.4% to $83.2 million from $77.5 million in fiscal 1994. Selling, general and administrative expenses as a percentage of net sales declined to 28.2% in fiscal 1995 from 28.5% in fiscal 1994 primarily due to a reduction in retail sales administration costs as a percentage of net sales.

    OPERATING INCOME. As a result of the changes in selling, general and administrative expenses and gross profit discussed above, operating income for fiscal 1995 increased 12.1% to $21.1 million from $18.8 million in fiscal 1994. Operating income as a percentage of net sales increased to 7.1% in fiscal 1995 from 6.9% in fiscal 1994.

    INTEREST EXPENSE. Interest expense for fiscal 1995 increased 21.8% to $7.8 million from $6.4 million in fiscal 1994 due to higher average borrowings under the Company's revolving credit facility.

    NET INCOME. As a result of the factors discussed above, net income for fiscal 1995 decreased 3.7% to $8.1 million from $8.4 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit facilities.

    Net cash provided by operating activities in fiscal 1996 was $31.5 million as compared with net cash used in operating activities of $5.5 million in the prior year. This increase reflects the reduction in inventory balances resulting from management's efforts in this regard described below. Operating cash flow for fiscal 1996 also reflects a significant increase in accounts payable and other liabilities, such increases resulting primarily from expenses incurred in connection with the Acquisition. Net cash provided by (used in) operating activities in fiscal 1995 decreased to $(5.5) million from $14.6 million in fiscal 1994. This decrease resulted primarily from the increase in the Company's inventory levels during fiscal 1995.

    At the end of fiscal 1995, the Company's inventory levels exceeded its prior year-end inventories by $28.1 million. Management attributes the inventory build-up during fiscal 1995 to a number of items which include: (i) aggressive production plans reflecting stronger anticipated demand; (ii) historically inadequate production planning and monitoring systems; (iii) high levels of "open market goods" purchased for the retail outlet stores;
(iv) extra basics fabric manufactured late in 1995 to reduce the Company's reliance on expensive contracting in 1996; (v) excessive seasonal fabric due to a mid-year shift in merchandise mix; and (vi) excessive seconds inventory.

    The Company believes that each of these items has been successfully addressed in fiscal 1996. First, the Company moderated production plans in the first quarter of fiscal 1996, mitigating additional build-up and allowing much of the excess inventory to be sold. Second, excess basics fabric was quickly worked through the system and most of the Company's excess seasonal fabric was sold to third parties at a loss. Third, the Company significantly increased its capacity in embroidery in 1996 in order to reduce the requirements for contracting, thus reducing its work-in-process inventory. Finally, most of the excessive seconds inventories created from the new off-shore sewing facilities were eliminated through an aggressive sell-off of goods to off-price customers and temporary retail clearance stores set up by the Company.

    Management believes that improvements in production planning and reporting have been made possible with new information systems installed in the first quarter of fiscal 1996, as well as with the implementation of an automatic replenishment system which was fully functioning at its retail stores as of August 1996. In addition, the Company is continuing to aggressively reduce the scope of its product offerings (since 1992, wholesale and retail style-colors have been reduced by approximately 60% and 30%, respectively) and reduce the amount of open-market purchases, which management believes will help mitigate the Company's exposure to excess finished goods and will allow the Company to continue moderating inventory levels going forward. As a result of these factors, the Company's inventory levels at fiscal year-end 1996 were lower than those at fiscal year-end 1995 despite higher sales.

    The Company invested $11.0 million, $13.7 million and $7.8 million in capital expenditures during fiscal years 1994, 1995 and 1996, respectively. The Company's budgeted capital expenditures for fiscal 1997 are approximately $14.0 million.

    The Company incurred significant indebtedness in connection with the Acquisition. At December 28, 1996, the Company had approximately $145.0 million of indebtedness outstanding, consisting of $100.0 million of Notes and $45.0 million in term loan borrowings under the Senior Credit Facility, with no other debt or capital lease obligations. In addition, the Company has approximately $50.0 million in availability under the revolving credit portion of the Senior Credit Facility (exclusive of approximately $3.9 million of outstanding letters of credit). The term loan portion of the Senior Credit Facility will mature on October 31, 2003 and requires semi-annual principal payments totaling $0.0 in 1996, $0.9 million in each of 1997, 1998, 1999 and 2000, and $5.4 million, $13.5 million and $22.5 million in 2001, 2002 and 2003, respectively. In November 1996, the term loan was reduced by $5.0 million with proceeds from the issuance of the Notes. The future scheduled payments under the Senior Credit Facility have been reduced ratably for this payment. The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. No principal payments are required on the Notes prior to their scheduled maturity.

    The Company believes that cash generated from operations, together with amounts available under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

EFFECTS OF INFLATION

    The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses, and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

    The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis in the first quarter on price reductions, and promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product lines.

ACCOUNTING PRONOUNCEMENT

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which the Company has been required to adopt in 1996. SFAS No. 123 establishes optional alternative accounting methods for stock-based compensation as well as new required disclosures. The Company will account for stock-based compensation under previously existing accounting guidance. As such, SFAS No. 123 has been adopted for disclosure purposes only and will not impact the Company's financial position, annual operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        THE WILLIAM CARTER COMPANY
               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants.............................................................................  18
Consolidated Balance Sheet at December 28, 1996...............................................................  19
Consolidated Statement of Operations for the periods October 30, 1996 through December 28, 1996
  (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)....................................  20
Consolidated Statement of Cash Flows for the periods October 30, 1996 through December 28, 1996
  (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)....................................  21
Consolidated Statement of Changes in Common Stockholders' Equity for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)..........  22

Notes to Consolidated Financial Statements....................................................................  23

Report of Independent Accountants.............................................................................  35
Consolidated Balance Sheet at December 30, 1995...............................................................  36
Consolidated Statement of Income for the fiscal years ended
  December 30, 1995 and December 31, 1994.....................................................................  37
Consolidated Statement of Cash Flows for the fiscal years ended December 30, 1995 and December 31, 1994.......  38
Consolidated Statement of Changes in Stockholders' Equity for the fiscal years ended December 30, 1995 and
  December 31, 1994...........................................................................................  39
Notes to Consolidated Financial Statements....................................................................  40


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of The William Carter Company:

    We have audited the accompanying consolidated balance sheet of The William Carter Company and its subsidiaries (the "Company") as of December 28, 1996 and the related consolidated statements of operations, cash flows and changes in common stockholders' equity for the period from October 30, 1996 through December 28, 1996 ("Successor," as defined in Note 1) and the period from December 31, 1995 through October 29, 1996 ("Predecessor," as defined in Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As explained in Note 1 to the financial statements, controlling ownership of the Predecessor was acquired by the Company's parent in a purchase transaction as of October 30, 1996. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of the Predecessor based upon their estimated fair value at October 30, 1996. Accordingly, the financial statements of the Successor are not comparable to those of the Predecessor.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The William Carter Company and its subsidiaries as of December 28, 1996, and the consolidated results of their operations and their cash flows for the Successor period from October 30, 1996 through December 28, 1996 and the consolidated results of their operations and their cash flows for the Predecessor period from December 31, 1995 through October 29, 1996 in conformity with generally accepted accounting principles.

                                      /s/ Coopers & Lybrand L.L.P.



Stamford, Connecticut
February 20, 1997

                          THE WILLIAM CARTER COMPANY
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                                               SUCCESSOR, AT
                                                                             DECEMBER 28, 1996
                                                                             -----------------
ASSETS
Current assets:
  Cash and cash equivalents..............................................     $     1,961
  Accounts receivable, net of allowance for doubtful accounts of $2,691..          19,259
  Inventories............................................................          76,540
  Prepaid expenses and other current assets..............................           6,378
  Deferred income taxes..................................................          14,502
                                                                                 --------
    Total current assets.................................................         118,640
Property, plant and equipment, net.......................................          48,221
Tradename, net...........................................................          99,583
Cost in excess of fair value of net assets acquired, net.................          38,363
Deferred debt issuance costs, net........................................           8,618
Other assets.............................................................           5,284
                                                                                 --------
                                                                              $   318,709
                                                                                 --------
                                                                                 --------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt...................................     $       900
  Accounts payable.......................................................          14,593
  Other current liabilities..............................................          32,355
                                                                                 --------
    Total current liabilities............................................          47,848
Long-term debt...........................................................         144,100
Deferred income taxes....................................................          40,861
Other long-term liabilities..............................................          10,178
                                                                                 --------
Total liabilities........................................................         242,987
                                                                                 --------
Commitments and contingencies
Redeemable preferred stock, par value $.01 per share,
  $4,000 per share liquidation and redemption value,
  5,000 shares authorized, issued and outstanding........................          18,234
                                                                                 --------
Common stockholder's equity:
Common stock, par value $.01 per share,
  1,000 shares authorized, issued and outstanding........................              --
  Additional paid-in capital.............................................          59,566
  Accumulated deficit....................................................          (2,078)
                                                                                  --------
    Common stockholder's equity..........................................           57,488
                                                                                  --------
                                                                                  --------
     Total liabilities and stockholder's equity..........................      $   318,709
                                                                                  --------
                                                                                  --------

    The accompanying notes are an integral part of the consolidated financial statements

                          THE WILLIAM CARTER COMPANY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                            (dollars in thousands)

                                                           SUCCESSOR FOR     PREDECESSOR FOR
                                                          THE PERIOD FROM    THE PERIOD FROM
                                                         OCTOBER 30, 1996   DECEMBER 31, 1995
                                                              THROUGH            THROUGH
                                                         DECEMBER 28, 1996  OCTOBER 29, 1996
                                                         -----------------  -----------------
Net sales..............................................      $  51,496         $   266,739
Cost of goods sold.....................................         31,708             170,027
                                                               -------            --------
Gross profit...........................................         19,788              96,712
Selling, general and administrative....................         16,672              79,296
Nonrecurring charge....................................         --                   8,834
                                                               -------            --------
Operating income.......................................          3,116               8,582
Interest expense.......................................          2,631               7,075
                                                               -------            --------
Income before income taxes and extraordinary item......            485               1,507
Provision for income taxes.............................            212               1,885
                                                               -------            --------
Income (loss) before extraordinary item................            273                (378)
Extraordinary item, net of income tax benefit of
  $1,270...............................................          2,351             --
                                                               -------            --------
Net loss...............................................         (2,078)               (378)
  Dividend requirements on preferred/redeemable
    preferred and accretion on redeemable
    preferred stock....................................           (434)             (1,132)
                                                               -------            --------
Net loss applicable to common stockholder..............      $  (2,512)        $    (1,510)
                                                               -------            --------
                                                               -------            --------

    The accompanying notes are an integral part of the consolidated financial statements

                        THE WILLIAM CARTER COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)

                                                   SUCCESSOR FOR THE
                                                         PERIOD          PREDECESSOR FOR THE
                                                 FROM OCTOBER 30, 1996   PERIOD FROM DECEMBER
                                                        THROUGH            31, 1995 THROUGH
                                                   DECEMBER 28, 1996       OCTOBER 29, 1996
                                                 ----------------------  --------------------
Cash flows from operating activities:
  Net loss.....................................        $   (2,078)            $     (378)
  Extraordinary loss, net of taxes.............             2,351                     --
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization.............             2,588                  6,979
     Deferred tax provision....................               212                  2,381
     Effect of changes in operating assets and
          liabilities:
       Decrease (increase) in accounts
        receivable.............................             7,975                (12,540)
       (Increase) decrease in inventories......              (704)                 8,392
       (Increase) decrease in prepaid expenses
          and other assets.....................            (4,432)                 2,759
       Increase in accounts payable and other
          liabilities..........................             1,183                 16,812
                                                         --------                -------
       Net cash provided by operating
          activities...........................             7,095                 24,405
                                                         --------                -------
  Cash flow from investing activities:
       Capital expenditures....................            (3,749)                (4,007)
       Payment to Sellers for the Acquisition..          (117,773)                   --
       Payments of Acquisition costs...........           (21,705)                   --
                                                         --------                -------
       Net cash used in investing activities...          (143,227)                (4,007)
                                                         --------                -------
  Cash flows from financing activities:
       Proceeds from Successor revolving
         line of credit........................             6,100                     --
       Payments of Successor revolving
         line of credit........................            (6,100)                    --
       Proceeds from other Successor debt......           240,000                     --
       Payments of other Successor debt........           (95,000)                    --
       Payments of Predecessor revolving
         line of credit........................                --                (19,000)
       Payment of other Predecessor debt.......           (68,062)                  (433)
       Payment of Predecessor accrued interest.            (1,059)                    --
       Payments of financing costs.............           (12,432)
       Proceeds from issuance of Successor
         common stock..........................            60,000                     --
       Proceeds from issuance of Successor
         preferred stock.......................            20,000                     --
       Stock issuance costs of Successor
         preferred stock.......................            (2,200)                    --
       Payment of Predecessor preferred
         stock dividends.......................            (2,747)                    --
       Payment of Predecessor's guaranteed
         yield dividends on common stock.......            (4,237)
                                                         --------                -------
          Net cash provided by (used in)
            financing activities...............           134,263                (19,433)
                                                         --------                -------
       Net (decrease) increase in cash
         and cash equivalents..................            (1,869)                   965
Cash and cash equivalents at beginning of
  period.......................................             3,830                  2,865
                                                         --------                -------
Cash and cash equivalents at end of period.....        $    1,961             $    3,830
                                                         --------                -------
                                                         --------                -------

    The accompanying notes are an integral part of the consolidated financial statements
                                      21

                          THE WILLIAM CARTER COMPANY
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                CLASS A     CLASS B     CLASS C     ADDITIONAL
                                      COMMON    COMMON      COMMON      COMMON        PAID-IN     ACCUMULATED
                                       STOCK     STOCK       STOCK       STOCK        CAPITAL       DEFICIT
                                     --------  ---------   ---------   --------     -----------   ------------
Predecessor:
  Balance at December 30, 1995..                 $  --       $  --       $  --        $92,379      $ (97,057)
  Net loss......................                                                                        (378)
  Preferred stock dividend......                                                                      (2,747)
  Common stock guaranteed-
    yield dividend..............                                                                      (4,237)
                                                 -----       -----       -----        -------      ---------
Balance at October 29, 1996.....                 $  --       $  --       $  --        $92,379      $(104,419)
                                                 -----       -----       -----        -------      ---------
                                                 -----       -----       -----        -------
Successor:
Balance at October 30, 1996.....      $    --                                         $    --      $      --
Sale of Common Stock on
  October 30, 1996..............           --                                          60,000
Accrued dividends and
  accretion on redeemable
  preferred stock...............           --                                            (434)
Net loss........................           --                                                         (2,078)
                                      -------                                         -------      ---------
Balance at December 28, 1996....      $    --                                         $59,566      $  (2,078)
                                      -------                                         -------      ---------
                                      -------                                         -------      ---------


    The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-THE COMPANY

    The William Carter Company (the "Company") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). On October 30, 1996, Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding common and preferred stock of the Company from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers"). Financing for the acquisition totaled $226.1 million and was provided by (i) $56.1 million borrowings under a $100.0 million senior credit facility; (ii) $90.0 million of borrowings under a subordinated loan facility; (iii) $70.9 million of capital invested by affiliates of Investcorp and certain other investors in Holdings, which included a $20.0 million investment by Holdings in the Company's newly issued redeemable preferred stock; and (iv) issuance of non-voting stock of Holdings valued at $9.1 million to certain members of management.

    In addition to purchasing or exchanging and retiring the previously issued capital stock of the Company, the proceeds of the acquisition and financing were used to make certain contractual payments to management ($11.3 million), pay for costs of the transactions ($20.9 million), and to retire all outstanding balances on the Company's previously outstanding long-term debt along with accrued interest thereon ($69.1 million). In November 1996, the Company offered and sold in a private placement $100.0 million of Senior Subordinated Notes, the net proceeds of which were used to retire the $90.0 million of subordinated loan facility borrowings and $5.0 million of borrowings under the Senior Credit Facility. Holdings has no assets or investments other than the shares of stock of The William Carter Company.

    For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition and the "Company" for both periods.

    The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted to reflect the allocation of the purchase price based on estimated fair values. While actual results may differ from these estimates, such differences are not expected to be material. A summary of the purchase price allocation is as follows ($000):


Total financed purchase price....................  $ 226,100
Less, amounts applied to pay Predecessor
 dividends and expenses..........................    (14,915)
                                                   ---------
                                                   $ 211,185
                                                   ---------
                                                   ---------
Allocated to:
Cash and cash equivalents........................  $   3,830
Accounts receivable, net.........................     27,234
Inventories......................................     75,836
Prepaid expenses and other current assets........      4,696
Property, plant and equipment, net...............     46,081
Tradename........................................    100,000
Cost in excess of fair value.....................     38,522
Deferred debt issuance costs.....................      8,283
Other assets.....................................      1,303
Accounts payable.................................    (13,393)
Other current liabilities........................    (47,797)
Other long-term liabilities......................     (9,590)
Net deferred tax liabilities.....................    (26,020)
Preferred stock issuance costs...................      2,200
                                                   ---------
                                                   $ 211,185
                                                   ---------
                                                   ---------

                      THE WILLIAM CARTER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    A $14.9 million portion of the purchase price was applied to pay certain Predecessor dividends and expenses. This consisted of $2.8 million and $4.2 million, respectively, in dividends triggered on the Predecessor's preferred and common stock, plus portions of compensation-related charges ($5.1 million) and other expense charges ($2.8 million) of the Predecessor incurred in connection with the Aquisition.

    The nonrecurring charge in the Predecessor period December 31, 1995 through October 29, 1996 reflects total compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition and total other expense charges of $3.5 million for costs and fees that the Company incurred in connection with the Acquisition.

    The following unaudited pro forma statement of operations presents the results of operations for the fiscal year ended December 28, 1996 as though the controlling ownership of the Predecessor had been acquired on December 31, 1995, with financing established through the private placement, and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on December 31, 1995, or of future results of operations ($000).

                                                                    PREDECESSOR FOR
                                                   SUCCESSOR FOR    THE PERIOD FROM
                                                  THE PERIOD FROM    DECEMBER 31,                    PRO FORMA FOR
                                                    OCTOBER 30,      1995 THROUGH                    THE YEAR ENDED
                                                   1996 THROUGH       OCTOBER 29,     PRO FORMA       DECEMBER 28,
                                                 DECEMBER 28, 1996       1996        ADJUSTMENTS          1996
                                                 -----------------  ---------------  -----------     --------------
Net sales......................................      $  51,496        $   266,739     $      --        $  318,235
Gross profit...................................         19,788             96,712          (282)(a)       116,218
Selling, general and administrative............         16,672             79,296         3,668(b)         99,636
Nonrecurring charge............................             --              8,834        (8,834)(c)            --
Operating income...............................          3,116              8,582         4,884            16,582
Interest expense...............................          2,631              7,075         7,172(d)         16,878
Income (loss) before income taxes and
  extraordinary item...........................            485              1,507        (2,288)             (296)
Provision for income taxes.....................            212              1,885        (1,848)(e)           249
Income (loss) before extraordinary item........            273               (378)         (440)             (545)
Extraordinary item, net........................          2,351                 --        (2,351((f)            --
Net income (loss)..............................      $  (2,078)       $      (378)    $   1,911        $      (545)
Dividend and accretion on redeemable preferred
  stock........................................      $    (434)                       $  (2,186)(g)    $    (2,620)
Net loss applicable to common stockholder......                                                        $    (3,165)

    Pro forma adjustments represent: (a) increase in depreciation expenses relating to revaluation of property, plant and equipment; (b) amortization of tradename and cost in excess of fair value of net assets acquired; decrease to periodic expense for postretirement benefits; and management fee expense in accordance with the terms of the Company's new management agreement with Holdings; (c) elimination of nonrecurring charges directly related to the transactions; (d) increases in interest expense resulting from the change in the Company's debt structure; (e) income tax effects of pro forma adjustments; (f) elimination of extraordinary charges directly related to the transactions; and (g) dividend and accretion requirements on redeemable preferred stock.

                      THE WILLIAM CARTER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Company is a United States based manufacturer and marketer of premier branded childrenswear under the Carter's and Baby Dior labels. The Company manufactures its products in plants located in the southern United States, Costa Rica and the Dominican Republic. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 135 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The retail operations represent approximately 40.6% of consolidated net sales.

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These subsidiaries consist of facilities in Costa Rica and the Dominican Republic and represent approximately 40% of the Company's sewing production. All intercompany transactions and balances have been eliminated in consolidation.

    FISCAL YEAR:

    The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect the Company's financial position as of December 28, 1996 and results of operations for the ten month period prior to the Acquisition, December 31, 1995 through October 29, 1996 (the "Predecessor period") and the two month period subsequent to the Acquisition, October 30, 1996 through December 28, 1996 (the "Successor period"). Collectively, the fiscal 1996 Predecessor and Successor periods contain 52 weeks.

    REVENUE RECOGNITION:

    Revenues from the Company's wholesale operations are recognized upon shipment; revenues from retail operations are recognized at point of sale.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. At December 28, 1996, approximately $1.2 million of the Company's cash and cash equivalents were held in three banks in excess of deposit insurance limits.

    ACCOUNTS RECEIVABLE:

    Approximately 75% of the Company's gross accounts receivable at December 28, 1996 were from its ten largest wholesale customers, primarily major department store chains.

    INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

    PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets

                      THE WILLIAM CARTER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as follows: buildings-15 to 50 years; and machinery and equipment-3 to 10 years. Leasehold improvements are amortized over the lesser of the asset life or related lease term.

    TRADENAME AND COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

    Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition over the fair value of the net assets acquired. At each balance sheet date, management will assess whether there has been a permanent impairment of the value of the tradename and goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of these intangibles. The amount of any resulting impairment will be calculated using the present value of the same cash flows from operating activities. The factors considered in this assessment will include operating results, trends, and prospects, as well as the effects of demand, competition and other economic factors.

    The tradename and goodwill are each being amortized on a straight-line basis over their estimated lives of 40 years. Accumulated amortization of the tradename and goodwill at December 28, 1996 was $417,000 and $159,000, respectively.

    DEFERRED DEBT ISSUANCE COSTS:

    Debt issuance costs are deferred and amortized to interest expense using the effective interest method over the lives of the related debt.
Amortization approximated $174,000 and $367,000 for the Successor and Predecessor periods, respectively. An extraordinary item for the Successor period reflects the write-off of $3.4 million and $0.2 million of deferred debt issuance costs related to the $90 million Subordinated Loan Facility and portion of the Senior Credit Facility repaid with the proceeds of the $100 million Senior Subordinated Notes in November 1996, net of income tax effects.

    STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS:

    The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which the Company was required to adopt in fiscal 1996, has been adopted for disclosure purposes only. See Note 10.

    INCOME TAXES:

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS 109, the deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year; the net change during the year in the Company's deferred tax assets and liabilities; and the net change during the year in any valuation allowances.

                        THE WILLIAM CARTER COMPANY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    SUPPLEMENTAL CASH FLOWS INFORMATION:

    Interest paid in cash approximated $2,463,000 and $6,708,000 for the Successor and Predecessor periods, respectively. Income taxes (received) paid in cash approximated $(771,000) and $903,000 for the Successor and Predecessor periods, respectively.

    USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL
STATEMENTS:

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3-INVENTORIES:

    Inventories at December 28, 1996 consisted of the following ($000):

Finished goods.....................................................  $  51,700
Work in process....................................................     15,884
Raw materials and supplies.........................................      8,956
                                                                     ---------
                                                                     $  76,540
                                                                     ---------
                                                                     ---------

NOTE 4-FIXED ASSETS:

    Fixed assets at December 28, 1996 consisted of the following ($000):

Land, buildings and improvements...................................  $  12,679
Machinery and equipment............................................     37,155
                                                                     ---------
                                                                        49,834
Accumulated depreciation and amortization..........................     (1,613)
                                                                     ---------
                                                                     $  48,221
                                                                     ---------
                                                                     ---------

    Depreciation expense ($000) was $1,613 and $6,612 for the Successor and Predecessor periods, respectively.

NOTE 5-LONG-TERM DEBT:

    Long-term debt at December 28, 1996 consisted of the following ($000):

Senior Credit Facility term loan..................................  $ 45,000
Senior Credit Facility revolving credit...........................        --
10 3/8% Senior Subordinated Notes due 2006........................   100,000
                                                                    --------
Current maturities................................................   145,000
                                                                        (900)
                                                                    --------
                                                                    $144,100

    The Senior Credit Facility provides for a $50.0 million Tranche B term loan facility. The Tranche B term loans have a final scheduled maturity date of October 31, 2003. The principal amounts of the Tranche B term loans are required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5

                      THE WILLIAM CARTER COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million in fiscal year 2002 and $22.5 million in fiscal year 2003. In November 1996, proceeds of the 10-3/8% Senior Subordinated Notes were used to repay $5.0 million of the term loan. The repayment schedule has been adjusted ratably for this payment.

    The Senior Credit Facility also provides for a $50.0 million revolving credit facility. The revolving credit facility will expire on the earlier of
(a) October 31, 2001 and (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. The facility has a sublimit of $5.0 million for letters of credit of which $3.9 million were used for letters of credit as of December 28, 1996. A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility.

    Borrowings under the Senior Credit Facility accrue interest at either the Alternate Base Rate (the "Alternate Base Rate") or an adjusted Eurodollar Rate (the "Eurodollar Rate"), at the option of the Company, plus the applicable interest margin. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum, (ii) the Base CD Rate plus 1% per annum and (iii) The Chase Manhattan Bank's Prime Rate. The applicable interest margin with respect to loans made under the revolving credit facility is 2.50% per annum with respect to loans that accrue interest at the Eurodollar Rate and 1.50% per annum for loans that accrue interest at the Alternate Base Rate. The applicable interest margin with respect to Tranche B term loans is 3.00% per annum for loans that accrue interest at the Eurodollar Rate and 2.00% per annum for loans that accrue interest at the Alternate Base Rate. The effective interest rate on borrowings outstanding at December 28, 1996 was 8.5%.

    The Senior Facility requires that upon a public offering by the Company, Holdings or any subsidiary of the Company, of its common or other voting stock, 50% of the net proceeds from such offering (only after the redemption or repurchase or cancellation of the Redeemable Preferred Stock and the redemption of up to 35% of the Notes) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Upon the incurrence of any additional indebtedness (other than indebtedness permitted under the Senior Credit Facility), or upon the receipt of proceeds from certain asset sales and exchanges, 100% of the net proceeds from such incurrence, sale or exchange is required to be so applied. In addition, the Senior Credit Facility requires Excess Cash Flow (as defined in the Senior Credit Facility) be applied toward the prepayment of indebtedness under the Senior Credit Facility. Such prepayments are required to be applied first to the prepayment of the term loans and, second, to reduce permanently the revolving credit commitments. Subject to certain conditions, the Company may, from time to time, make optional prepayments of loans without premium or penalty.

    The loans are collateralized by a first priority interest in substantially all the personal property and certain real property of the Company and a pledge of all the issued and outstanding stock of the Company and its domestic subsidiary, as well as 65% of the issued and outstanding stock of the Company's foreign subsidiaries.

    The Senior Credit Facility imposes certain covenants, requirements, and restrictions on actions by the Company and its subsidiaries that, among other things, restrict: (i) the incurrence and existence of indebtedness; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens or other encumbrances; (iv) the incurrence and existence of contingent obligations; (v) the payment of dividends and repurchases of common stock; (vi) prepayments and amendments of certain subordinated debt instruments and equity; (vii) investments, loans and advances; (viii) capital expenditures; (ix) changes in fiscal year; (x) certain transactions with affiliates; and (xi) changes in lines of business. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio.

                        THE WILLIAM CARTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The 10 3/8% Senior Subordinated Notes were issued in November 1996. The proceeds from the Notes were used to repay $90.0 million of Acquisition-related financing and $5.0 million of the Senior Credit Facility term loan. The Notes are uncollateralized.

    Interest will be paid semi-annually on June 1 and December 1 of each year, commencing on June 1, 1997. The Notes will be redeemable, in whole or in part, at the option of the Company on or after December 1, 2001 at the following redemption prices, plus accrued interest to the date of redemption:

YEAR                    REDEMPTION PRICE
----------------------  ----------------
2001..................        105.188%
2002..................        103.458%
2003..................        101.729%
2004 and thereafter...        100.000%

    The Notes contain provisions and covenants, including limitations on other indebtedness, restricted payments and distributions, sales of assets and subsidiary stock, liens, and certain other transactions.

    Aggregate minimum scheduled maturities of long-term debt during each of the next five fiscal years are as follows ($000): fiscal year ended December 28, 1997-$900; 1998-$900; 1999-$900; 2000-$900; and 2001-$5,400.

NOTE 6-REDEEMABLE PREFERRED STOCK

    On October 30, 1996, the Company authorized and issued 5,000 shares of preferred stock, par value $.01 per share. At December 28, 1996, there were 5,000 shares of Preferred Stock outstanding, all of which were held by Holdings.

    Dividends on the Preferred Stock accrue at a rate of 12% per annum. Dividends are cumulative and are payable when and as declared by the Board of Directors of the Company, out of assets legally available therefor, on May 1 and November 1 of each year, commencing on May 1, 1997. To the extent that dividends are accrued, but have not been declared and paid, such undeclared and unpaid dividends will accrue additional dividends from the date upon which such dividends accrued until the date upon which they are paid at the rate of 14% per annum.

    The shares of Preferred Stock are redeemable at the option of the Company at a redemption price of $4,000 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. If permitted under the Senior Credit Facility and the Indenture dated as of November 25, 1996 between the Company and State Street Bank and Trust Company, as Trustee (the "Indenture"), the shares of Preferred Stock may be redeemed in whole, or in not more than two partial redemptions, provided that in the first of such two partial redemptions not less than 50% of the number of shares of Preferred Stock then outstanding shall be redeemed, and that in the second of such two partial redemptions all of the shares of Preferred Stock then outstanding shall be redeemed. On December 15, 2007, the Company is required to redeem all outstanding shares of Preferred Stock at a redemption price of $4,000 per share plus accrued and unpaid dividends. All outstanding shares of Preferred Stock are pledged to collateralize the Company's obligations under the Senior Credit Facility.

    The shares of Preferred Stock have no voting rights, other than as provided by Massachusetts law.

    In the event of liquidation, the holders of the Preferred Stock are entitled to receive out of the assets of the Company available for distribution to shareholders, on a priority basis, the amount of $4,000 per share, plus a sum equal to all dividends on such shares accrued and unpaid.

                        THE WILLIAM CARTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Preferred Stock was issued for $20,000,000 and was recorded net of issuance costs of $2,200,000. The carrying amount is increased by periodic accretion, using the interest method with charges to retained earnings or paid-in capital, so that the carrying amount will equal the mandatory redemption amount, including accrued but undeclared or unpaid dividends, at the mandatory redemption date.

NOTE 7-COMMON STOCK

    At December 28, 1996, the authorized common stock of the Company consists of 1,000 shares of common stock, par value $.01 per share. At December 28, 1996, there were 1,000 shares of Common Stock issued and outstanding, all of which are held of record by Holdings. All outstanding shares of Common Stock are pledged to collateralize the Company's obligations under the Senior Credit Facility. Pursuant to the restrictions contained in the Senior Credit Facility and the Indenture, the Company is not expected to be able to pay dividends on its Common Stock for the foreseeable future, other than certain limited dividends or winding up of the Company. Each share of Common Stock entitles the holder thereof to one vote on all matters to be voted on by shareholders of the Company.

NOTE 8-PREDECESSOR CAPITAL STOCK:

    At December 30, 1995 and until October 30, 1996, the Company had outstanding 50,000 shares of Series A preferred stock, $.01 par value per share, carried at $50.0 million; 10,000 shares of Class A Common, $.01 par value per share; 10,000 shares of Class B Common, $.01 par value per share; 2,785 shares of Class C Common; and $92.4 million of additional paid-in-capital. In conjunction with the Acquisition, cumulative dividends totaling $2.8 million on the Series A preferred, and $4.2 million guaranteed-yield dividends on the common were required to be paid to the respective stockholders, and all shares were acquired and retired.

NOTE 9-EMPLOYEE BENEFIT PLANS:

    The Company offers a comprehensive plan to current and certain future retirees and their spouses until they become eligible for Medicare and a Medicare Supplement plan. The Company also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance, and the Company's liabilities are net of these employee contributions.

    The following table sets forth the components of the accumulated postretirement benefit obligation (APBO) at December 28, 1996 ($000):

Retirees............................................................  $   5,527
Actives ineligible to retire........................................      2,552
Actives eligible to retire..........................................        406
                                                                      ---------
Total APBO..........................................................  $   8,485
                                                                      ---------
                                                                      ---------

    The funded status of the plan is reconciled to the accrued postretirement benefit liability recognized in the accompanying consolidated balance sheet at December 28, 1996 as follows ($000):

Total APBO..........................................................  $   8,485
Plan assets at fair value...........................................     --
Unrecognized net loss...............................................         56
                                                                      ---------
Accrued postretirement benefit liability............................  $   8,541
                                                                      ---------
                                                                      ---------

                        THE WILLIAM CARTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Net periodic postretirement benefit cost (NPPBC) charged to operations for the predecessor period from December 31, 1995 through October 29, 1996 and successor period from October 30, 1996 through December 28, 1996 included the following components ($000):

                                                           SUCCESSOR              PREDECESSOR
                                                      PERIOD FROM OCTOBER    PERIOD FROM DECEMBER
                                                       30, 1995 THROUGH        31, 1995 THROUGH
                                                       DECEMBER 28, 1996       OCTOBER 29, 1996
                                                     ---------------------  -----------------------
Service cost.......................................        $      21               $     100
Interest cost......................................               95                     482
Amortization of transition obligation..............           --                         318
Amortization of net loss...........................           --                          45
                                                               -----                   -----
Total NPPBC........................................        $     116               $     945
                                                               -----                   -----
                                                               -----                   -----

    The discount rate used in determining the APBO was 7.0% as of December 28, 1996. In conjunction with purchase accounting for the Acquisition, the Company was required to record a liability on its balance sheet for the accumulated postretirement benefit obligation at the Acquisition date. Accordingly, net periodic postretirement benefit cost for the Successor is not comparable to that for the Predecessor. The effects on the Company's plan of all future increases in health care cost are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

    The Company has an obligation under a defined benefit plan covering certain former officers. At December 28, 1996, the present value of the estimated remaining payments under this plan was approximately $1.8 million and is included in other long-term liabilities.

    Prior to the Acquisition, the Company also maintained a Management Equity Participation Plan and a Long Term Incentive Plan for executive and other key salaried employees. These plans were terminated in conjunction with the Acquisition. Expense related to these two plans for the Predecessor period totaled $4.9 million, including $3.3 million triggered as a result of the Acquisition.

NOTE 10-MANAGEMENT STOCK INCENTIVE PLAN:

    Upon consummation of the Acquisition, Holdings adopted a Management Stock Incentive Plan in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to Class C stock of Holdings. In October 1996, Holdings granted options to purchase up to 75,268 shares of its Class C stock to certain employees of the Company, all of which remain outstanding as of December 28, 1996. The exercise price of each such option is $60.00 per share, which is the same price per share paid by existing holders of Holdings' Class C stock, and which is deemed to be the fair market value of the Company's common stock at the time the options were granted. Accordingly, no compensation expense has been recognized on these options in the statement of operations for the Successor period. The options granted vest ratably over the next five years and contingent upon the Company meeting specific earnings targets, with weighted average remaining contractual lives of approximately ten years at December 28, 1996. No options were exercisable as of December 28, 1996.

    The fair value of each granted option, at the date of grant, has been estimated to be $29.50. This was estimated using a minimum value method, at a risk free interest rate assumption of 7.0%, expected life of ten years, and no expected dividends.

    If the fair value based method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," had been applied, there would have been no compensation

                        THE WILLIAM CARTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cost associated with these option grants for the Successor period and the Company's net income for the Successor period would have been unchanged.

NOTE 11-INCOME TAXES:

    The provision for income taxes consisted of the following ($000):

                                                           SUCCESSOR             PREDECESSOR
                                                      PERIOD FROM OCTOBER   PERIOD FROM DECEMBER
                                                       30, 1996 THROUGH       31, 1995 THROUGH
                                                       DECEMBER 28, 1996      OCTOBER 29, 1996
                                                     ---------------------  ---------------------
Current tax provision (benefit):
  Federal..........................................        $  --                  $    (484)
  State............................................           --                        (12)
                                                               -----                 ------
Total current provision (benefit):.................           --                       (496)
                                                               -----                 ------
Deferred tax provision:
  Federal..........................................              188                  2,121
  State............................................               24                    260
                                                               -----                 ------
    Total deferred provision:......................              212                  2,381
                                                               -----                 ------
    Total provision................................        $     212              $   1,885
                                                               -----                 ------
                                                               -----                 ------

    Components of net deferred tax assets and liabilities are as follows, at December 28, 1996 ($000):

Deferred tax assets:
  Accounts receivable allowance....................................  $   1,279
  Inventory valuation..............................................      7,740
  Liability accruals...............................................      6,659
  Deferred employee benefits.......................................      3,820
  Loss and tax credit carryforwards................................      1,149
                                                                     ---------
  Other............................................................        808
                                                                     ---------
                                                                     ---------
    Total deferred tax assets......................................  $  21,455
Deferred tax liabilities
  Tradename........................................................  $  36,846
  Depreciation.....................................................      8,788
  Deferred employee benefits.......................................      1,733
  Other............................................................        447
                                                                     ---------
    Total deferred tax liabilities.................................  $  47,814
                                                                     ---------
                                                                     ---------

                            THE WILLIAM CARTER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                              SUCCESSOR                PREDECESSOR
                                         PERIOD FROM OCTOBER      PERIOD FROM DECEMBER
                                          30, 1996 THROUGH          31, 1995 THROUGH
                                          DECEMBER 28, 1996         OCTOBER 29, 1996
                                         -------------------      --------------------
Statutory federal income tax rate......           34%                       34%
State income taxes, net of federal
  income tax benefit...................           3                         11
Non-deductible Acquisition costs.......           --                        77
Goodwill amortization..................           11                        --
Non-taxable foreign income.............           (2)                       (3)
Other..................................           (2)                        6
                                                  --                       ---
Total..................................           44%                      125%
                                                  --                       ---
                                                  --                       ---


NOTE 12-LEASE COMMITMENTS:

    Annual rent expense under operating leases was $2,148 and $10,902 in the Successor and Predecessor periods, respectively. Minimum annual rental commitments under current noncancelable operating leases as of December 28, 1996 were as follows ($000):


                   BUILDINGS,
                   PRIMARILY                                         TOTAL
                    RETAIL     TRANSPORTATION   DATA PROCESSING  NONCANCELLABLE
YEAR                STORES       EQUIPMENT         EQUIPMENT        LEASES
-----              ---------   --------------   ---------------  --------------
1997               $10,905         $  544            $180           $11,629
1998                 8,254            262             180             8,696
1999                 6,359            157              --             6,516
2000                 4,125             96              --             4,221
2001                 2,193             40              --             2,233
Thereafter.....      2,445             --              --             2,445
                   -------         ------            ----           -------
Total..........    $34,281         $1,099            $360           $35,740
                   -------         ------            ----           -------
                   -------         ------            ----           -------

NOTE 13-OTHER CURRENT LIABILITIES:

    Other current liabilities as of December 28, 1996 consisted of the following ($000):

Accrued liability for retail store closures........................  $   6,000
Accrued liability for plant closures...............................      3,000
Accrued income taxes...............................................      4,477
Accrued workers compensation.......................................      3,000
Accrued incentive compensation.....................................      2,400
Other current liabilities..........................................     13,478
                                                                     ---------
                                                                     $  32,355
                                                                     ---------
                                                                     ---------

                            THE WILLIAM CARTER COMPANY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14-VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts for the Predecessor and Successor periods are as follows ($000):

                                                                             ALLOWANCE FOR
                                                                               DOUBTFUL
                                                                               ACCOUNTS
                                                                         ---------------------
Predecessor:
Balance, December 30, 1995.............................................        $   2,888
Additions, charged to expense..........................................              408
Writeoffs..............................................................             (772)
                                                                                  ------
Balance, October 29, 1996..............................................        $   2,524
                                                                                  ------
                                                                                  ------
Successor:
Balance, October 30, 1996..............................................        $   2,524
Additions, charged to expense..........................................              156
Recoveries.............................................................               11
                                                                                  ------
Balance, December 28, 1996.............................................        $   2,691
                                                                                  ------
                                                                                  ------

NOTE 15-RELATED PARTY TRANSACTIONS:

    In connection with the Acquisition, Invifin SA ("Invifin"), an affiliate of Investcorp, received a fee of $2.2 million. Also in connection with the Acquisition, the Company paid Investcorp International, Inc. ("International") advisory fees aggregating $2.25 million. Holdings also paid $1.5 million to Invifin in fees in connection with providing a standby commitment to fund the Acquisition. In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company prepaid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms.

    In October 1996, the Company made a $1.5 million loan to an officer of the Company. The loan has a term of five years, is collateralized by the officer's stock of Holdings and bears interest at 6.49%, compounded semi-annually. The loan is prepayable with the proceeds of any disposition of his stock in Holdings.

NOTE 16-DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

    At December 28, 1996, the carrying value of the Company's debt is deemed to approximate its fair value, since the terms of such debt, including interest rates, are variable with market rates and/or were recently negotiated.

NOTE 17-SUBSEQUENT EVENT:

    In February 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission related to an Exchange Offer for $100,000,000 of 10 3 8% Series A Senior Subordinated Notes for a like amount of the 10 3 8% Senior Subordinated Notes issued in the November 1996 private placement.

                             Report to Independent Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE WILLIAM CARTER COMPANY

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of The William Carter Company and its subsidiaries at December 30, 1995 and the results of their operations and their cash flows for the fiscal years ended December 31, 1994 and December 30, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Stamford, Connecticut

February 16, 1996

                            THE WILLIAM CARTER COMPANY
                            CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 30, 1995
                                                                             -----------------
ASSETS
Current assets:
Cash and cash equivalents..................................................     $     2,865
Accounts receivable, net of allowances for doubtful accounts of $2,888.....          14,694
Inventories................................................................          94,428
Prepaid expenses and other current assets..................................           6,206
                                                                                   --------
    Total current assets...................................................         118,193
Property, plant and equipment, net.........................................          46,785
Other assets...............................................................           2,238
                                                                                   --------
                                                                                $   167,216
                                                                                   --------
                                                                                   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.....................................     $     5,143
  Accounts payable.........................................................          10,947
  Other current liabilities................................................          17,510
                                                                                   --------
    Total current liabilities..............................................          33,600
Long-term debt.............................................................          82,352
Other long-term liabilities................................................           5,942
                                                                                   --------
    Total liabilities......................................................         121,894
                                                                                   --------
                                                                                   --------
Stockholders' equity:
  Preferred stock, Series A, par value $.01 per share, 50,000 shares
    authorized and outstanding.............................................          50,000
  Common stock, Class A, 100,000 shares authorized, 10,000 shares issued
    and outstanding, par value $.01 per sha................................         --
  Common stock, Class B, 100,000 shares authorized, 10,000 shares issued
    and outstanding, par value $.01 per share..............................         --
  Common stock, Class C, 100,000 shares authorized, 2,785 issued and
    outstanding............................................................         --
  Capital in excess of par value...........................................          92,379
  Accumulated deficit......................................................         (97,057)
                                                                                   --------
    Total stockholders' equity.............................................          45,322
                                                                                   --------
                                                                                $   167,216
                                                                                   --------
                                                                                   --------

                   The accompanying notes are an integral part of the
                         consolidated financial statements

                           THE WILLIAM CARTER COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE FISCAL YEAR ENDED
                                                                   --------------------------
                                                                   DECEMBER 30,  DECEMBER 31,
                                                                       1995          1994
                                                                   ------------  ------------
Net sales........................................................   $  295,431    $  271,549
Cost of goods sold...............................................      191,105       175,244
                                                                   ------------  ------------
Gross profit.....................................................      104,326        96,305
Selling, general and administrative..............................       83,223        77,472
                                                                   ------------  ------------
Operating income.................................................       21,103        18,833
Interest expense.................................................        7,849         6,445
                                                                   ------------  ------------
Income before income taxes.......................................       13,254        12,388
Provision for income taxes.......................................        5,179         4,000
                                                                   ------------  ------------
Net income.......................................................   $    8,075    $    8,388
                                                                   ------------  ------------
                                                                   ------------  ------------

                          The accompanying notes are an integral part of the
                                 consolidated financial statements

                            THE WILLIAM CARTER COMPANY
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)

                                                                   FOR THE FISCAL YEAR ENDED
                                                                 -----------------------------
                                                                  DECEMBER 30,    DECEMBER 31,
                                                                      1995            1994
                                                                 ---------------  ------------
Cash flows from operating activities:
  Net income...................................................  $         8,075   $    8,388
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................            7,737        6,915
     Deferred income tax benefit...............................             (465)      (1,407)
     (Gain) loss on disposal of assets.........................              (40)         189
     Compensation charge on stock issued to employees..........              276       --
  Changes in assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable.......................................           (3,878)         744
     Inventories...............................................          (28,099)      (5,459)
     Prepaid expenses and other current assets.................            1,641          382
   Increase in liabilities:
     Accounts payable..........................................            3,981        1,914
     Other current liabilities.................................            3,431        1,131
     Other long-term liabilities...............................            1,825        1,846
                                                                 ---------------  ------------
       Net cash (used in) provided by operating activities.....           (5,516)      14,643
                                                                 ---------------  ------------
Cash flows from investing activities:
  Proceeds from sale of assets.................................              346           70
  Capital expenditures.........................................          (13,715)     (10,996)
                                                                 ---------------  ------------
       Net cash used in investing activities...................          (13,369)     (10,926)
                                                                 ---------------  ------------
Cash flows from financing activities:
  Borrowings under revolving credit facility...................           19,000       --

  Payments under term loan and subordinated note agreements....           (2,732)       1,243)
  Payments of industrial revenue bond..........................             (433)        (503)
  Preferred stock dividend.....................................           (1,678)      --
                                                                 ---------------  -----------
       Net cash provided by (used in) financing activities.....           14,157       (1,746)
                                                                 ---------------  -----------
  Net (decrease) increase in cash and cash equivalents.........           (4,728)       1,971
  Cash and cash equivalents at beginning of period.............            7,593        5,622
                                                                 ---------------  -----------
  Cash and cash equivalents at end of period...................  $         2,865   $    7,593
                                                                 ---------------  -----------
                                                                 ---------------  -----------

                    The accompanying notes are an integral part of the
                         consolidated financial statements

                            THE WILLIAM CARTER COMPANY
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                 SERIES A     CLASS A      CLASS B      CLASS C    CAPITAL IN
                                                 PREFERRED    COMMON       COMMON       COMMON      EXCESS OF   ACCUMULATED
                                                   STOCK       STOCK        STOCK        STOCK      PAR VALUE     DEFICIT
                                                 ---------  -----------  -----------  -----------  -----------  ------------
Balance at January 1, 1994.....................  $  50,000      --           --           --        $  92,103    $ (111,842)
Net income.....................................     --          --           --           --           --             8,388
                                                 ---------  -----------  -----------  -----------  -----------  ------------
Balance at December 31, 1994...................     50,000      --           --           --           92,103      (103,454)
Preferred stock dividend.......................     --          --           --           --           --            (1,678)
Issuance of Class C common stock to
  employees....................................     --          --           --           --              276        --
Net income.....................................     --          --           --           --           --             8,075
                                                 ---------  -----------  -----------  -----------  ----------   -----------
Balance at December 30, 1995...................  $  50,000   $  --        $  --        $  --        $  92,379    $  (97,057)
                                                 ---------  -----------  -----------  -----------  ----------   -----------
                                                 ---------  -----------  -----------  -----------  ----------   -----------


                                                   TOTAL
                                                 ---------
Balance at January 1, 1994.....................  $  30,261
Net income.....................................      8,388
                                                 ---------
Balance at December 31, 1994...................     38,649
Preferred stock dividend.......................     (1,678)
Issuance of Class C common stock to
  employees....................................        276
Net income.....................................      8,075
                                                 ---------
Balance at December 30, 1995...................  $  45,322
                                                 ---------
                                                 ---------

  The accompanying notes are an integral part of the consolidated financial statements

                        THE WILLIAM CARTER COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DOLLARS IN THOUSANDS)

NOTE 1-NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

    The William Carter Company (the "Company") is a United States based manufacturer and marketer of premier branded childrenswear under the CARTER'S and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica and the Dominican Republic. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's more than 120 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. Approximately 56.5% of the Company's 1995 net sales were wholesale and 43.5% were retail.

     PRINCIPLES OF CONSOLIDATION:

    Effective January 1, 1995, Carter Holdings Corp., the former parent company, was merged into the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

     FISCAL YEAR:

    The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The fiscal years ended December 31, 1994 and December 30, 1995 each contain 52 weeks.

     REVENUE RECOGNITION:

    Revenues from the Company's wholesale operations are recognized upon shipment; revenues from retail operations are recognized at point of sale.

     CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents.

     INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

     PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings-15 to 50 years; and machinery and equipment-4 to 10 years. Leasehold improvements are amortized over the lesser of the asset life or related lease term.

     DEBT ISSUE COSTS:

    Debt issue costs are deferred and amortized over a five year period ending in fiscal year 1996. Amortization approximated $400 in fiscal 1994 and 1995.

                         THE WILLIAM CARTER COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

     INCOME TAXES:

    The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes" (FAS 109). In accordance with FAS 109, the deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

     SUPPLEMENTAL CASH FLOWS INFORMATION:

    Interest paid in cash approximated $7,323 and $5,840 for the fiscal years ended December 30, 1995 and December 31, 1994, respectively. Income taxes paid in cash approximated $4,212 and $5,342 in fiscal 1995 and 1994 respectively.

    USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL
STATEMENTS:

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2-INVENTORIES:

Inventories at December 30, 1995 consisted of the following:


Finished goods.....................................................  $  61,032
Work in process....................................................     20,402
Raw materials and supplies.........................................     12,994
                                                                     ---------
                                                                     $  94,428
                                                                     ---------
                                                                     ---------

NOTE 3-FIXED ASSETS:

    Fixed assets at December 30, 1995 consisted of the following:


Land, buildings and improvements...................................  $  19,218
Machinery and equipment............................................     64,476
                                                                     ---------
                                                                        83,694
Accumulated depreciation and amortization..........................    (36,909)
                                                                     ---------
                                                                     $  46,785
                                                                     ---------
                                                                     ---------

                         THE WILLIAM CARTER COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

NOTE 4-LONG-TERM DEBT:

 Long-term debt at December 30, 1995 consisted of the following:

                                                                                  DECEMBER 30,
                                                                                      1995
                                                                                  ------------
Term loan.......................................................................   $   46,962
Revolving credit facility.......................................................       19,000
Senior subordinated note-prime plus 1%..........................................        4,485
Subordinated note-prime plus 1%.................................................       15,702
Industrial revenue bond, interest at 90-day CD rate, payable in installments
  through 1999..................................................................        1,346
                                                                                  ------------
                                                                                       87,495
Current maturities..............................................................       (5,143)
                                                                                  ------------
                                                                                   $   82,352
                                                                                  ------------
                                                                                  ------------


    The revolving credit facility provides for maximum borrowings of $30,000, of which $19,000 was outstanding as of December 30, 1995. The facility has a sublimit of $5,000 for letters of credit, of which $3,306 and $3,868 were used for letters of credit as of December 30, 1995 and December 31, 1994, respectively. Interest on the term loan and revolving credit facilities is payable at the greater of the lender's prime rate or the federal funds rate plus 50 basis points, plus an additional margin percentage. Each $5,000 repayment of the term loan facility results in a 20 basis point reduction in the margin until the margin reaches zero. As of December 30, 1995, the interest rate on the term loan and revolving credit facility was equal to the prime rate plus 60 basis points.

    Amounts drawn under the revolving credit facility may not exceed the borrowing base (as defined) calculated by reference to certain percentages of eligible accounts receivable and eligible inventory. Prepayments of the term loan are required to be made from the net cash proceeds realized from sales of assets, other than inventory sold in the normal course of business.

    The facilities agreement contains various covenants which require the Company to meet certain defined financial tests including net worth, current ratio, capital expenditures, interest coverage ratio, a debt to worth ratio and dividend restrictions. The agreement is collateralized by all assets of the Company.

    Interest on the senior subordinated note and the subordinated note is payable on a semi-annual basis. Interest on the subordinated note is payable at the rate of prime plus 1%, but may not exceed 14%.

    Principal payments on the term loan, senior subordinated note and the subordinated note are required to be made in fiscal 1994 through 1996 from the excess cash flows (as defined) generated in each of the preceding fiscal years. Cash flow payments will be allocated on a pro rata basis based on the outstanding balances of the three classes of debt. Principal payments equal to 75% of defined excess cash flows for the preceding fiscal year are required to be made on or before April 30 of the subsequent year. There was no defined excess cash flow generated in fiscal 1995.

    The term loan must be reduced by a minimum of $5,000 each year from 1994 to 1996. As of December 30, 1995, the term loan has been reduced by payments of $12,790, of which $10,290 qualifies toward minimum payments due under the agreement. If in any one year the Company is unable to meet its minimum payment, it will be given credit toward the shortfall for any defined excess cash flow payments made in prior years above minimum payments for those years. The Company can, at any time, prepay without penalty indebtedness under the term loan and revolving credit facilities.

                          THE WILLIAM CARTER COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

The revolving credit and term loan facilities agreement expires on December 31, 1996, by which time management expects to have refinancing in place. The subordinated notes are due on December 31, 2001.

    Aggregate minimum scheduled maturities of long-term debt during each of the next five fiscal years are as follows: fiscal year ended December 28, 1996-$5,143; 1997-$61,685; 1998-$433; 1999-$47, and 2000-$0.

    Industrial revenue bond financing was obtained in connection with the construction of a distribution facility. Financing of $6,500 originally available under this agreement has been expended and the obligation is secured by the related building, machinery and equipment.

    FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," requires the Company to estimate and disclose, if practicable, the fair value of its long-term debt. The Company has disclosed the carrying amounts, interest rates and maturity dates of its long-term debt. Management estimates that the aggregate fair value of these obligations and other financial instruments approximates their aggregate carrying value.

NOTE 5-CAPITAL STOCK:

    For each of Class A and Class B common stock, 100,000 shares of stock, par value $.01 per share, are authorized. There were 10,000 shares each of Class A and Class B common stock issued and outstanding at the end of fiscal 1995. The holders of Class A and Class B common stock are entitled to four votes per share and one vote per share, respectively.

    In January 1995, 100,000 shares of Class C non-voting common stock, par value $.01 per share, were authorized of which 2,785 shares were issued to participants in the Management Equity Participation Plan (see Note 6).

    As of the end of fiscal 1995, 50,000 shares of non-voting Series A preferred stock, par value $.01 per share, were authorized, issued and outstanding. Dividends on Series A preferred stock are payable on May 31 of each year, commencing May 31, 1995, and will be equal to the lesser of (1) 20% of consolidated net income for the preceding fiscal year or (2) 5% of the liquidation value of all preferred stock; such dividends are cumulative. The dividend payable on May 31, 1996, calculated based on 1995 consolidated net income, will be $1,615. The dividend paid on May 31, 1995 was $1,678.

NOTE 6-EMPLOYEE BENEFIT PLANS:

    The Company offers a comprehensive plan to current and certain future retirees and their spouses until they become eligible for Medicare and a Medicare Supplement plan. The Company also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance, and the Company's liabilities are net of these employee contributions.

                         THE WILLIAM CARTER COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

    The following table sets forth the components of the accumulated postretirement benefit obligation (APBO) as of December 30, 1995:

                                                                                     DECEMBER 30,
                                                                                        1995
                                                                                     -----------
Retirees...........................................................................   $   5,748
Actives ineligible to retire.......................................................       2,300
Actives eligible to retire.........................................................         590
Disableds..........................................................................      --
                                                                                      ---------
Total APBO.........................................................................   $   8,638
                                                                                      ---------
                                                                                      ---------


    The funded status of the plan is reconciled to the accrued postretirement benefit liability recognized in the accompanying consolidated balance sheet:

                                                                                     DECEMBER 30,
                                                                                        1995
                                                                                     -----------
Total APBO.........................................................................   $   8,638
Plan assets at fair value..........................................................      --
Unrecognized net loss..............................................................      (6,485)
Unrecognized net loss..............................................................      (1,353)
                                                                                     -----------
Accrued postretirement benefit liability...........................................   $     800
                                                                                     -----------
                                                                                     -----------

    Net periodic postretirement benefit cost (NPPBC) charged to operations for fiscal 1995 and 1994 included the following components:

                                                                               1995       1994
                                                                             ---------  ---------
Service cost...............................................................  $     121  $     116
Interest cost..............................................................        577        539
Amortization of transition obligations.....................................        381        381
Amortization of net loss...................................................         54     --
                                                                             ---------  ---------
Total NPPBC................................................................  $   1,133  $   1,036
                                                                             ---------  ---------
                                                                             ---------  ---------

    The discount rate used in determining the APBO was 7.0% as of December 30, 1995. The effects on the Company's plan of all future increases in health care cost are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

    The Company has an obligation under a defined benefit plan covering certain former officers. At December 30, 1995, the present value of the estimated remaining payments under this plan was approximately $1,934.

    The Company also maintains a Management Equity Participation Plan ("MEPP") and Long Term Incentive Plan ("LTIP") for executive and other key salaried employees. Long-term liabilities under these plans as of December 30, 1995 were $1,976 and $2,908, respectively. In 1995, the Board of Directors capped the amount payable under the MEPP at $5,000, and approved the issuance to plan participants of 2,785 shares of Class C common stock of the Company (see Note 5).

                           THE WILLIAM CARTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

    Distributions under the MEPP are payable upon a "trigger event" (as defined) which includes, among other things, the sale of the Company. In the absence of a trigger event, distributions to MEPP participants are payable upon the later of age 62 or January 1, 2002. LTIP awards are determined annually based on five percent of the Company's earnings before interest and taxes. The LTIP provides for payment of awards in 1997.

NOTE 7-INCOME TAXES:

The provision for income taxes for fiscal years 1995 and 1994 consisted of the following:


                                                                    FOR THE FISCAL YEAR ENDED
                                                                   ----------------------------
                                                                   DECEMBER 30,   DECEMBER 31,
                                                                       1995           1994
                                                                   -------------  -------------
Current tax provision (benefit):
  Federal..........................................................  $   4,612      $   4,387
  State............................................................      1,032          1,020
                                                                        ------         ------
     Total current.................................................       5,644          5,407

Deferred tax provision (benefit):
  Federal..........................................................       (372)        (1,407)
  State............................................................        (93)        --

Deferred tax benefit...............................................       (465)        (1,407)
                                                                        ------         ------
    Total provision................................................  $   5,179      $   4,000
                                                                        ------         ------
                                                                        ------         ------

    Temporary differences which give rise to deferred tax assets and liabilities at December 30, 1995 are as follows:

Deferred tax assets:
 Inventory valuation................................................. $   4,801
 Accrued liabilities.................................................     2,426
 Accounts receivable allowance.......................................     1,376
 State taxes.........................................................       481
 Debt issue costs....................................................       265
 Deferred compensation...............................................     2,459
                                                                      ---------
  Total deferred tax assets..........................................    11,808
                                                                      ---------
Deferred tax liabilities:
 Depreciation........................................................     7,746
 Deferred employee benefits..........................................     2,190
                                                                      ---------
  Total deferred tax liabilities.....................................     9,936
                                                                      ---------
  Net deferred tax assets............................................ $   1,872
                                                                      ---------
                                                                      ---------

    Deferred tax assets are included in the accompanying consolidated balance sheet under the caption "other assets." The deferred tax asset at the beginning of 1994 was fully offset by a valuation allowance. The valuation allowance was released during 1994 based on the Company's sustained profitability.

                         THE WILLIAM CARTER COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

    The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                                                      FOR THE FISCAL YEAR ENDED
                                                                   --------------------------------
                                                                    DECEMBER 30,     DECEMBER 31,
                                                                        1995             1994
                                                                   ---------------  ---------------
Statutory federal income tax rate................................          35.0%            35.0%
State income taxes, net of federal income tax benefit............           4.6              5.4
Alternative minimum tax..........................................        --                 (1.7)
Valuation allowance reversal, net................................        --                 (5.4)
Jobs tax credit..................................................          (0.7)            (1.6)
Other............................................................           0.2              0.6
                                                                            ---              ---
Total............................................................          39.1%            32.3%
                                                                            ---              ---
                                                                            ---              ---

NOTE 8-LEASE COMMITMENTS:

    Annual rent expense under operating leases was $11,228 and $9,653 in fiscal 1995 and 1994, respectively. Minimum annual rental commitments under current noncancelable operating leases as of December 30, 1995 were as follows:

                                           BUILDINGS,
                                            PRIMARILY                                          TOTAL
                                             RETAIL     TRANSPORTATION   DATA PROCESSING   NONCANCELLABLE
YEAR                                         STORES       EQUIPMENT         EQUIPMENT         LEASES
-----------------------------------------  -----------  --------------  -----------------  -------------
1996                                       $   10,893        $     490        $     262    $  11,645
1997                                            9,388              469           --            9,857
1998                                            7,057              206           --            7,263
1999                                            5,122              110           --            5,232
2000                                            2,878               50           --            2,928
Thereafter...............................       3,806               --           --              3,806
                                           -----------           -------        -----      -------------
Total....................................   $  39,144        $    1,325     $     262        $  40,731
                                           -----------           -------        -----      -------------
                                           -----------           -------        -----      -------------

NOTE 9-OTHER CURRENT LIABILITIES:

Other current liabilities at December 30, 1995 consisted of the following:

Accrued income taxes payable.......................................  $   5,962
Accrued health insurance...........................................      3,082
Accrued incentive compensation.....................................      1,753
Other current liabilities..........................................      6,713
                                                                     ---------
                                                                     $  17,510
                                                                     ---------
                                                                     ---------

                         THE WILLIAM CARTER COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (DOLLARS IN THOUSANDS)

NOTE 10-VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts for fiscal years 1995 and 1994 are as follows:

                                                                                     ALLOWANCE FOR
                                                                                   DOUBTFUL ACCOUNTS
                                                                                   -----------------
Balance at December 31, 1994.....................................................     $   2,151
Additions, charged to expense....................................................           653
Recoveries.......................................................................            84
                                                                                      ---------
Balance at December 30, 1995.....................................................     $   2,888
                                                                                      ---------
                                                                                      ---------
Balance at January 1, 1994.......................................................     $   2,535
Additions, charged to expense                                                               622
Writeoffs........................................................................        (1,006)
                                                                                       ---------
Balance at December 31, 1994.....................................................      $   2,151
                                                                                       ---------
                                                                                       ---------

ITEM 9. CHANGE IN ACCOUNTANTS

    In connection with the Acquisition, on November 1,1996, the Company dismissed Price Waterhouse LLP ("Price Waterhouse") as its principal independent accountant and engaged Coopers & Lybrand L.L.P. as its principal independent accountant. The decision to change accountants was approved by the Company's Board of Directors. In connection with the audits of the Company's financial statements for the two most recent completed fiscal years prior to the Acquisition and during the interim period up until the date of the change in accountants, there were no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Price Waterhouse's report on the financial statements for such years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each of the directors and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of shareholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors.

  NAME                            AGE                               POSITIONS
-----------                       ---          --------------------------------------------------
Frederick J. Rowan, II.........   57           President, Chief Executive Officer and Chairman of
                                               the Board of Directors.

Joseph Pacifico................   47           Executive Vice President-Marketing.

Charles E. Whetzel, Jr.........   46           Executive Vice President-Manufacturing & Operations.

David A. Brown.................   39           Senior Vice President-Business Planning &
                                               Administration and Director.

Jay A. Berman..................   46           Senior Vice President, Chief Financial Officer,
                                               Treasurer and Director.

Christopher J. O'Brien.........   38           Director.

Charles J. Philippin...........   46           Director.

Christopher J. Stadler.........   32           Director.



    FREDERICK J. ROWAN, II joined the Company in 1992 as President and Chief Executive Officer and became Chairman of the Board of Directors of the Company in October 1996. Prior to joining the Company, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 32 years, has been in senior executive positions for nearly 20 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

    JOSEPH PACIFICO joined the Company in 1992 as Executive Vice
President-Sales and Marketing. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted ultimately to the position of Vice President of Marketing in 1989, a position he held until 1992.

    CHARLES E. WHETZEL, JR. joined the Company in 1992 as Executive Vice President-Operations. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc., Mr. Whetzel held positions of increasing responsibility with Mast Industries, Health-Tex and Wellmade Industries, respectively. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

    DAVID A. BROWN joined the Company in 1992 as Senior Vice President-Business Planning and Administration and became a director of the Company in October 1996. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President-Human Resources for both the H.D. Lee Company and Bassett-Walker, Inc. Mr. Brown also held personnel-focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

    JAY A. BERMAN joined the Company in 1988 as Treasurer and was named Chief Financial Officer and Senior Vice President in 1989. Mr. Berman became a director of the Company in October 1996. Prior to joining the Company, Mr. Berman was employed by Warnaco, Inc., where he served in various capacities from 1981 to 1988 including Treasurer and head of Financial Planning. Prior to 1981, Mr. Berman was employed by Coopers & Lybrand and the Connecticut Savings Bank.

    CHRISTOPHER J. O'BRIEN became a director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since December

1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years. Mr. O'Brien is a director of Simmons Holdings, Inc., Star Markets Holdings, Inc., Prime Service, Inc. and CSK Auto, Inc.

    CHARLES J. PHILIPPIN became a director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a partner of Coopers & Lybrand L.L.P. Mr. Philippin is a director of Saks Holdings, Inc., Prime Service, Inc. and CSK Auto, Inc.

    CHRISTOPHER J. STADLER became a director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a Director with CS First Boston Corporation. Mr. Stadler is a director of Prime Service, Inc. and CSK Auto, Inc.

DIRECTOR COMPENSATION

    The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as driectors. There are no family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all cahs compensation earned in fiscal 1996 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements" below.

SUMMARY COMPENSATION TABLE

                                                                                              OTHER ANNUAL
   NAME AND PRINCIPAL                                               SALARY    BONUS (A)      COMPENSATION(b)
       POSITION                                                       ($)        ($)               ($)
--------------------------                                         ---------  ----------     ----------------

Frederick J. Rowan, II........................................      475,200    469,300          6,007,875

President, Chief Executive Officer and Chairman of the Board
  of Directors Joseph Pacifico................................      315,000    202,100          1,418,172

Executive Vice President-Marketing Charles E. Whetzel, Jr.....      208,000    169,000          1,421,962

Executive Vice President-Manufacturing & Operations David A.
  Brown.......................................................      197,000    126,400          1,416,526

Senior Vice President-Business Planning & Administration and
  Director

Jay A. Berman.................................................      177,000     67,300          1,420,446

Senior Vice President, Chief Financial Officer, Treasurer and
  Director

------------------------

(a) Earned in 1996 but paid in 1997.

(b) Includes Management Equity Participation Plan and Long-Term Incentive Plan distributions, Holdings' Class C Stock compensation, supplemental retirement plan benefits, automobile allowances, insurance premiums, and medical cost reimbursement.

EMPLOYMENT ARRANGEMENTS

    Frederick J. Rowan, II, President and Chief Executive Officer, and the Company entered into a three-year employment agreement as of October 30, 1996, which automatically extends annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreement, Mr. Rowan is entitled to receive (i) a base salary, currently $475,200 per year (subject to annual cost of living adjustments and any increases approved by the Board of Directors), (ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with the Company's achievement of targeted performance levels as defined in the plan and (iii) certain specified fringe benefits, including a retirement trust. If Mr. Rowan's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Mr. Rowan has agreed not to compete with the Company for the two-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is one year.

    Joseph Pacifico, Charles E. Whetzel, Jr., David A. Brown and Jay A. Berman (each, an "Executive") entered into two-year employment agreements with the Company as of October 30, 1996, which automatically extend annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreements, Messrs. Pacifico, Whetzel, Brown and Berman are entitled to receive (i) a base salary, currently $315,000, $208,000, $197,000 and $177,000, respectively (subject to annual cost of living adjustments and any increases approved by the Board of Directors), (ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors and
(iii) certain specified fringe benefits. If an Executive's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Each Executive has agreed not to compete with the Company for a one-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is six months. All executive officers are eligible to participate in the Company's Annual Cash Bonus Plan, payments under which are based upon the Company's achievement of targeted performance levels as determined by the Board of Directors.

MANAGEMENT STOCK INCENTIVE PLAN

    Upon the consummation of the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan"), in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to the Class C Stock of Holdings. The Plan is administered by a committee of the Board of Directors of Holdings (the "Compensation Committee"), which has broad authority to administer and interpret the Plan. Awards to employees are not restricted to any specified form or structure and may include, without limitation, restricted stock, stock options, deferred stock or stock appreciation rights (collectively, "Awards"). Options granted under the Plan may be options intended to qualify as incentive stock options under Section 422 of the Code or options not intended to so qualify. An Award granted under the Plan to an employee may include a provision terminating the Award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation Committee, any change of control of the Company.

    In connection with the Acquisition, Holdings granted options to purchase up to 75,268 shares of its Class C Stock to certain members of the Company's senior management, other officers and employees of the Company. The exercise price of each such option is $60.00 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. The exercise price of each option granted in the future will be equal to the fair market value of the Company's common stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the Company's issued and outstanding capital stock is owned by Holdings. Class D Stock, par value $.01 per share, is the only class of Holdings' stock that currently possesses voting rights. At January 31, 1997, there were 5,000 shares of Holdings' Class D Stock issued and outstanding. Members of the Company's management own 143,490 shares of Class C Stock of Holdings, which stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each director of the Company, each of the executive officers of the Company, the directors and executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

    CLASS D VOTING STOCK:

                                              NUMBER OF   PERCENT OF
NAME                                          SHARES (A)    CLASS (A)
-------------------------------------------  -----------  -----------
INVESTCORP S.A.(b)(c)......................       5,000        100.0%
SIPCO Limited(d)...........................       5,000        100.0
CIP Limited(e)(f)..........................       4,600         92.0
Ballet Limited(e)(f).......................         460          9.2
Denary Limited(e)(f).......................         460          9.2
Gleam Limited(e)(f)........................         460          9.2
Highlands Limited(e)(f)....................         460          9.2
Noble Limited(e)(f)........................         460          9.2
Outrigger Limited(e)(f)....................         460          9.2
Quill Limited(e)(f)........................         460          9.2
Radial Limited(e)(f).......................         460          9.2
Shoreline Limited(e)(f)....................         460          9.2
Zinnia Limited(e)(f).......................         460          9.2
INVESTCORP Investment Equity Limited(c)....         400          8.0

------------------------

(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(b) Investcorp does not directly own any stock in Holdings. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (c) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see
    (f) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each of such entities has granted such affiliate the authority to direct the voting and disposition of the Holdings voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(c) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(d) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind

    Building, George Town, Grand Cayman, Cayman Islands.

(e) CIP ("CIP") owns no stock in Holdings. CIP indirectly owns less than 0.1 % of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (f) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holdings held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holdings' voting stock.

(f) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

    CLASS C NON-VOTING STOCK:

                                                 NUMBER OF
NAME                                            SHARES (A)
----------------------------------------------  -----------
Frederick J. Rowan, II(b).....................    56,649
Joseph Pacifico(b)............................    15,051
Charles E. Whetzel, Jr.(b)....................    15,051
David A. Brown(b).............................    15,051
Jay A. Berman(c)..............................    15,051
All directors and executive officers
  of the Company as a group (8 persons).......    116,854

------------------------

(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(b) The address of each of Messrs. Rowan, Pacifico, Whetzel and Brown is c/o the Company, 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260.

(c) The address of Mr. Berman is c/o the Company, 1000 Bridgeport Avenue, P.O. Box 879, Shelton, Connecticut 06484.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Holdings was formed to consummate the Acquisition on behalf of affiliates of Investcorp, management and certain other investors. Financing for the Acquisition was provided in part by $70.9 million of capital provided by affiliates of Investcorp and other investors. In addition, certain employees of the Company exchanged capital stock of the Company with an aggregate value of $9.1 million for non-voting stock of Holdings, representing approximately 15% of the outstanding equity of Holdings.

    In connection with the issuance by Holdings of $20.0 million of senior subordinated debt, Invifin SA ("Invifin"), an affiliate of Investcorp, received a fee of $2.2 million. In connection with the Acquisition, the Company paid Investcorp International Inc. advisory fees aggregating $2.25 million. Holdings also paid $1.5 million to Invifin in fees in connection with providing a standby commitment for up to $100.0 million to fund the Acquisition. In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services with International pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms. Upon the Acquisition, the Company was required to pay an aggregate amount of approximately $11.3 million to certain members of management, including payments under the MEPP and LTIP.

    In October 1996, the Company made a $1.5 million loan to an officer. The loan has a term of five years, is secured by the officer's stock of Holdings and bears interest at 6.49%, compounded semi-annually. The loan is prepayable with the proceeds of any disposition by the officer of his stock in Holdings.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         1. Financial Statements: included in Item 8.

            Report of Independent Accountants

            Consolidated Balance Sheet at December 28, 1996

            Consolidated Statement of Operations for the periods October 30,
              1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

            Consolidated Statement of Cash Flows for the periods October 30,
              1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

            Consolidated Statement of Changes in Common Stockholders' Equity
              for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor).

            Notes to Consolidated Financial Statements

            Report of Independent Accountants

            Consolidated Balance Sheet at December 30, 1995

            Consolidated Statement of Income for the fiscal years ended
              December 30, 1995 and December 31, 1994

            Consolidated Statement of Cash Flows for the fiscal years ended
              December 30, 1995 and December 31, 1994

            Consolidated Statement of Changes in Stockholders' Equity for the
              fiscal years ended December 30, 1995 and December 31, 1994

            Notes to Consolidated Financial Statements

         2. Financial Statement Schedules: None

    3. Exhibits:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
-------  ---------------------------------------------------------------------
    2 Agreement of Merger dated September 18, 1996 between TWCC Acquisition Corp. and the Company, incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form S-4.
  3.1 Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4.
  3.2    Articles of Merger of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4.
  3.3    By-laws of the Company, incorporated herein by reference to Exhibit
         3.3 to the Company's Registration Statementon Form S-4.
  3.4 Certificate of Designation relating to the Preferred Stock of the Company dated October 30, 1996 (included in Exhibit 3.2).
  4.1 Indenture dated as of November 25, 1996 between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
         on Form S-4.
  4.2 Exchange and Registration Rights Agreement dated November 25, 1996 between the Company and BT Securities Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4.
 10.1 Employment Agreement between the Company and Frederick J. Rowan, II, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4.
 10.2 Employment Agreement between the Company and Joseph Pacifico, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4.
 10.3 Employment Agreement between the Company and Charles E. Whetzel, Jr. incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4.
 10.4 Employment Agreement between the Company and David A. Brown incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4.
 10.5 Employment Agreement between the Company and Jay A. Berman incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4.
 10.6 Credit Agreement dated October 30, 1996 among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4.
 10.7 Purchase Agreement dated November 20, 1996 between the Company and BT Securities Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4.
  *16    Letter of Price Waterhouse LLP.
   21    Subsidiaries of the Company, incorporated herein by reference to
         Exhibit 21 to the Company's Registration Statement on Form S-4.
 27.1    Financial Data Schedule, incorporated herein by reference to
         Exhibit 27.1 to the Company's Registration Statement on Form S-4.

--------------------------
* Filed herewith

                                 SIGNATURES

   Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morrow, Georgia on March 28, 1997.

                                  THE WILLIAM CARTER COMPANY




                                   By:    /s/ Frederick J. Rowan II
                                      -------------------------------
                                              Frederick J. Rowan II
                                       Chairman of the Board, President and
                                             Chief Executive Officer
Date:  March 28, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


            Name                                 Title
            ----                                 -----
 /s/ Frederick J. Rowan II         Chairman of the Board of Directors,
 ------------------------------       President, Chief Executive Officer
     Frederick J. Rowan II            and Director (Principal Executive Officer)


 /s/ David A. Brown                Senior Vice President--Business
------------------------------        Planning & Administration and
     David A. Brown                   Director


 /s/ Jay A. Berman                 Senior Vice President, Chief
 ------------------------------       Financial Officer and Director
     Jay A. Berman                    (Principal Accounting Officer)

 /s/ Christopher J. O'Brien
-----------------------------      Director
     Christopher J. O'Brien


/s/ Charles J. Philippin
------------------------------      Director
    Charles J. Philippin


/s/ Christopher J. Stadler
------------------------------      Director
    Christopher J. Stadler