Form 10-Q
period 1997-03-29
CARTER WILLIAM CO /GA/
filed 1997-05-13
CIK 795363

                            SECURITIES AND EXCHANGE
                                  COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997 OR

[ ] TRANSITION ERPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER -
                          THE WILLIAM CARTER COMPANY
                          --------------------------
              (Exact name of registrant as specified in charter)

                MASSACHUSETTS                             04-1156680
(STATE OR OTHER JURISDICTION OF INCORPORATION      (IRS EMPLOYER IDENTIFICATION
                 OR ORGANIZATION)                              NO.)

             1590 ADAMSON PARKWAY, SUITE 400, MORROW, GEORGIA 30260
             ------------------------------------------------------
           (Address of principal executive offices, including zip code)

                                (770) 961-8722
                                --------------
               (Registrant's telephone number, including area code)


                  ------------------------------------------
                   (Former name, former address and former
                    fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No      X

Applicable only to corporate issuers:

As of May 11, 1997, there were 1,000 shares of Common Stock outstanding.

                                   FORM 10-Q

                          THE WILLIAM CARTER COMPANY
            INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
PART I.          FINANCIAL INFORMATION
Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of March 29,
                 1997 (unaudited) and December 28, 1996                      3

                 Unaudited Condensed Consolidated Statements of
                 Operations for the three-month periods ended March 29,
                 1997 and March 30, 1996                                     4

                 Unaudited Condensed Consolidated Statements of Cash
                 Flows for the three-month periods ended March 29, 1997
                 and March 30, 1996                                          5

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                 6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                        9

Part II.         Other Information                                          13


                       THE WILLIAM CARTER COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEET
                         (Dollars in thousands)

                                                                                        SUCCESSOR
                                                                                -------------------------
                                                                                 MARCH 29,   DECEMBER 28,
                                                                                   1997        1996
                                                                                -----------  ------------
ASSETS                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents...................................................   $     724    $    1,961
  Accounts receivable, net....................................................      21,155        19,259
  Inventories.................................................................      82,595        76,540
  Prepaid expenses and other current assets...................................       4,980         6,378
  Deferred income taxes.......................................................      14,139        14,502
                                                                                -----------  ------------
    Total current assets......................................................     123,593       118,640
Property, plant and equipment, net............................................      47,037        48,221
Tradename, net................................................................      98,958        99,583
Cost in excess of fair value of net assets acquired, net......................      38,123        38,363
Deferred debt issuance costs, net.............................................       8,313         8,618
Other assets..................................................................       4,947         5,284
                                                                                -----------  ------------
    Total assets..............................................................   $ 320,971    $  318,709
                                                                                -----------  ------------
                                                                                -----------  ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt........................................   $     900    $      900
  Accounts payable............................................................      16,418        14,593
  Other current liabilities...................................................      32,548        32,355
                                                                                -----------  ------------
    Total current liabilities.................................................      49,866        47,848
Long-term debt................................................................     146,100       144,100
Deferred income taxes.........................................................      40,624        40,861
Other long-term liabilities...................................................      10,198        10,178
                                                                                -----------  ------------
    Total liabilities.........................................................     246,788       242,987
                                                                                -----------  ------------
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
  outstanding.................................................................      18,892        18,234
                                                                                -----------  ------------
Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized, issued and outstanding
  Additional paid-in capital..................................................      58,908        59,566
  Accumulated deficit.........................................................      (3,617)       (2,078)
                                                                                -----------  ------------
    Total common stockholder's equity.........................................      55,291        57,488
                                                                                -----------  ------------
    Total liabilities and stockholder's equity................................   $ 320,971    $  318,709
                                                                                -----------  ------------
                                                                                -----------  ------------


    See accompanying notes to the condensed consolidated financial statements.

                            THE WILLIAM CARTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (Dollars in thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                          --------------------------------
                                                                            MARCH 29, 1997    MARCH 30, 1996
                                                                             (SUCCESSOR)       (PREDECESSOR)
                                                                          ----------------   ---------------
Net sales...............................................................    $    75,201       $  70,292
Costs of goods sold.....................................................         47,809          47,673
                                                                                -------         -------
Gross profit............................................................         27,392          22,619
Selling, general and administrative expenses............................         26,382          22,679
                                                                                -------         -------
Operating income (loss).................................................          1,010             (60)
Interest expense........................................................          4,023           2,150
                                                                                -------         -------
Loss before benefit from income taxes...................................         (3,013)         (2,210)
Benefit from income taxes...............................................          1,474             805
                                                                                -------         -------
Net loss................................................................         (1,539)         (1,405)
Dividend requirements and accretion on redeemable preferred stock.......            658              --
                                                                                -------         -------
Net loss applicable to common stockholder...............................    ($    2,197)      ($  1,405)
                                                                                -------         -------
                                                                                -------         -------

See accompanying notes to the condensed consolidated financial statements

                          THE WILLIAM CARTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                       ----------------------------------
                                                                        MARCH 29, 1997    MARCH 30, 1996
                                                                         (SUCCESSOR)       (PREDECESSOR)
                                                                       ---------------  -----------------
Cash flows from operating activities:
  Net loss...........................................................     ($  1,539)        ($  1,405)
  Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization.....................................         3,707             2,175
   Deferred tax provision............................................           126                --
   Effect of changes in operating assets and liabilities:
    (Increase) decrease in current assets:
      Accounts receivable............................................        (1,896)           (5,318)
      Inventories....................................................        (6,055)           (5,512)
      Prepaid expenses and other current assets......................         1,398             2,123
    Increase in liabilities:
      Accounts payable...............................................         1,825             1,971
      Other liabilities..............................................           213             2,834
                                                                            -------           -------
      Net cash used in operating activities..........................        (2,221)           (3,132)
                                                                            -------           -------
                                                                            -------           -------
Cash flows from investing activities:
  Capital expenditures...............................................        (1,027)             (568)
  Proceeds from sale of fixed assets.................................            11                 4
      Net cash used in investing activities..........................        (1,016)             (564)
Cash flows from financing activities:
  Proceeds from revolving line of credit.............................         2,000             1,000
  Payments of Industrial Revenue Bonds...............................            --              (217)
                                                                            -------           -------
      Net cash provided by financing activities......................         2,000               783
                                                                            -------           -------
Net decrease in cash and cash equivalents............................        (1,237)           (2,913)
Cash and cash equivalents, beginning of period.......................         1,961             2,865
                                                                            -------           -------
Cash and cash equivalents, end of period.............................      $    724         ($     48)
                                                                            -------           -------
                                                                            -------           -------

       See accompanying notes to the condensed consolidated financial statements

                          THE WILLIAM CARTER COMPANY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1--BASIS OF PREPARATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 29, 1997, and the results of its operations and cash flows for the three month periods ended March 29, 1997 and March 30, 1996. Operating results for the three months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1998.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies followed by the Company are set forth in its Annual Report on Form 10-K in the Notes to the Company's consolidated financial statements for the fiscal year ended December 28, 1996.

2--THE COMPANY

    The Company is a United States based manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica and the Dominican Republic. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 136 retail outlet stores that market its brand name merchandise. The Company's retail operations represented approximately 36% of its consolidated net sales in the first quarter of 1997 (35.3% in the first quarter of 1996).

    The Company is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). On October 30, 1996, Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding common and preferred stock of the Company from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (the "Acquisition"). Financing for the Acquisition totaled $226.1 million and was provided by: (i) $56.1 million of borrowings under a $100.0 million senior credit facility; (ii) $90.0 million of borrowings under a subordinated loan facility; (iii) $70.9 million of capital invested by affiliates of Investcorp and certain other investors in Holdings, which included a $20.0 million investment by Holdings in the Company's newly issued redeemable preferred stock; and (iv) issuance of non-voting stock of Holdings valued at $9.1 million to certain members of management.

    In addition to purchasing or exchanging and retiring the previously issued capital stock of the Company, the proceeds of the Acquisition and financing were used to make certain contractual payments to management ($11.3 million), pay for costs of the transactions ($20.9 million), and to retire all of the Company's previously outstanding long-term debt along with accrued interest thereon ($69.1 million). In November 1996, the Company offered and sold in a private placement $100.0 million of Senior Subordinated Notes, the net proceeds of which were used to retire the $90.0 million of subordinated loan facility borrowings and $5.0 million of borrowings under the Senior Credit Facility. Holdings has no assets or investments other than the shares of stock of The William Carter Company.

                             THE WILLIAM CARTER COMPANY
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    In February 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission related to an Exchange Offer for $100.0 million of 10 3/8% Series A Senior Subordinated Notes for a like amount of the 10 3/8% Senior Subordinated Notes issued in the November 1996 private placement. This registration statement became effective on April 7, 1997.

    For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods.

    The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted at the Acquisition date to reflect the allocation of the purchase price based on estimated fair values.

    The following unaudited pro forma operating data present the results of operations for the three-month period ended March 30, 1996 as though the controlling ownership of the Predecessor had been acquired on December 31, 1995, with financing obtained as described above and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on December 31, 1995, or of future results of operations ($000):

                                                     ACQUISITION
                                        HISTORICAL   ADJUSTMENTS   PRO FORMA
                                        -----------  -----------  -----------
Net sales............................   $  70,292    $  --        $  70,292
Gross profit.........................      22,619          (85)      22,534
Operating loss.......................         (60)      (1,189)      (1,249)
Interest expense.....................       2,150        2,131        4,281
Net loss.............................      (1,405)      (2,181)      (3,586)

                                THE WILLIAM CARTER COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


3--INVENTORIES

                                                      SUCCESSOR
                                              -------------------------
                                                MARCH 29,   DECEMBER 28,
                                                   1997          1996
                                               -----------  ------------
                                                  (DOLLARS IN THOUSANDS)
Finished goods...............................   $  52,131    $   51,700
Work in process..............................      22,485        15,884
Raw materials................................       7,979         8,956
                                                -----------  ------------
Total........................................   $  82,595    $   76,540
                                                -----------  ------------
                                                -----------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation to release publically any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

    Three Months Ended March 29, 1997 Compared to Three Months Ended March 30, 1996.

    In the first quarter of 1997, consolidated net sales increased $4.9 million (7.0%) to $75.2 million from $70.3 million in the first quarter of 1996. The Company's wholesale sales increased $0.7 million (1.5%) to approximately $46.2 million in the first quarter of 1997 from $45.4 million in the first quarter of 1996. Regular priced wholesale sales were $41.3 million or $0.1 million lower than the first quarter of 1996 due to a higher level of demand for early Spring shipments in the fourth quarter of 1996. The increase in wholesale sales in the first quarter of 1997 was attributed to off-price sales (sales at 25% or more off regular wholesale sales prices) which were $4.9 million, or $0.8 million higher than off-price sales in the first quarter of 1996. Off-price sales for fiscal year 1997 are expected to be lower than fiscal year 1996.

    The Company's retail store sales were approximately $27.1 million for the first quarter of 1997, which represented an increase of $2.3 million (9.1%) compared to the first quarter of 1996. Comparable store sales decreased 1.6% in the first quarter of 1997 compared to the first quarter of 1996. This decrease was due primarily to a less aggressive markdown plan in the first quarter of 1997, and the reduction of certain higher-priced, but lower margin, product lines including outerwear and certain playwear categories. During the first quarter of 1997, the Company opened one retail outlet store which brought the total number of outlet stores operating as of March 29, 1997 to 136 as compared to 120 as of March 30, 1996.

    Management is addressing the comparable store sales decline by improving product mix; emphasizing core layette and sleepwear products; improving store layouts; assessing location, demographics and stores sizes; and upgrading management and retailing skills at corporate, regional and store levels. Although management believes that such improvements have slowed the rate of decline in comparable store results, comparable store sales for the fiscal year 1997 are expected to be lower than fiscal year 1996.

    The Company's gross profit increased $4.8 million (21.1%) to $27.4 million in the first quarter of 1997 from $22.6 million in the first quarter of 1996. Gross profit as a percentage of net sales in the first quarter of 1997 increased to 36.4% from 32.2% in the first quarter of 1996. This increase resulted primarily from pricing improvements in the Company's wholesale and retail business; improvement in margins from off-price sales; the maturing effect of the Company's three off-shore sewing plants; higher utilization of internal manufacturing capacity, particularly in the Company's textile operations; and the change in the retail store product mix toward higher margin sleepwear and layette products.

    Selling, general and administrative expenses for the first quarter of 1997 increased 16.3% to $26.4 million from $22.7 million in the first quarter of 1996. Selling, general and administrative expenses as a percentage of net sales increased to 35.1% in the first quarter of 1997 from 32.3% in the first quarter of 1996. This increase in selling, general and administrative expenses as a percentage of net sales was attributable to the costs of amortization of intangible assets and prepaid management fees recorded in connection with the Acquisition; comparable store sales declines experienced by the Company's retail outlet stores; higher retail store expenses associated with 16 additional stores opened since the end of the first quarter of 1996; and additional expenses associated with establishing a new retail management team.

    Operating income for the first quarter of 1997 was $1.0 million compared to a loss of $0.1 million in the first quarter of 1996. This increase reflects the net result from improvements in gross margin and increases in selling, general and administrative expenses described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Interest expense in the first quarter of 1997 increased to $4.0 million from $2.2 million in the first quarter of 1996. This increase reflects higher interest expense on additional indebtedness resulting from the Acquisition. Average revolver borrowings during the first quarter of 1997 were $2.8 million compared to $5.3 million in the first quarter of 1996. At March 29, 1997, outstanding debt aggregated $147.0 million.

    The Company recorded an income tax benefit of $1.5 million in the first quarter of 1997 compared to an income tax benefit of $0.8 million in the first quarter of 1996. This increase was due to higher pretax losses in the first quarter of 1997 resulting principally from higher interest costs on additional indebtedness recorded in connection with the Acquisition. The Company's effective tax rate was approximately 48.9% during the first quarter of 1997 compared to 36.4% during the first quarter of 1996. The Company's first quarter 1997 tax rate was impacted by goodwill, recorded in connection with the Acquisition, which was not deductible for tax purposes.

    As a result of the factors described above, the Company reported a net loss of $1.5 million in the first quarter of 1997 compared to a net loss of $1.4 million in the first quarter of 1996.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's revolving credit facility.

    Net accounts receivable at March 29, 1997 were $21.2 million compared to $20.0 million at March 30, 1996. This increase reflects the higher levels of wholesale revenues in the first quarter of 1997. The net increase of $0.7 million in wholesale sales in the first quarter of 1997 includes a $3.1 million increase in March 1997 wholesale sales compared to March 1996 wholesale sales. The Company improved the number of days sales outstanding as of March 29, 1997 to 37 days from 39 days as of March 30, 1996. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at March 29, 1997 is not comparable to the net accounts receivable balance at December 28, 1996.

    Inventories at March 29, 1997 were $82.6 million compared to $99.9 million at March 30, 1996. This decrease reflects management's efforts to reduce inventories by moderating production plans, the benefits derived from investments in production planning systems, the aggressive sell-off of excess finished goods through "off-price" secondary markets and the reduction in scope of certain lower margin product offerings in the Company's retail outlet stores. The Company has achieved a net reduction in inventory levels despite higher levels of inventory required to support increases in its sales plans. Due to the seasonal nature of the Company's operations, inventories at March 29, 1997 are not comparable to inventories at December 28, 1996.

    Improvements in production planning and reporting have been made possible with new information systems installed in the first quarter of fiscal 1996, as well as with the implementation of an automatic replenishment system which was fully functioning at the retail stores as of August 1996. In addition, the Company continues to aggressively reduce the scope of its product offerings and reduce the amount of open-market purchases, which will help mitigate the Company's exposure to excess finished goods and will allow the Company to continue moderating inventory levels prospectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

    The Company invested $1.0 million and $0.6 million in capital expenditures during the first quarter of 1997 and 1996, respectively. The Company plans to invest a total of $14.0 million in capital expenditures in 1997.

    The Company incurred additional indebtedness in connection with the Acquisition. At March 29, 1997, the Company had $147.0 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, and $45.0 million in term loan borrowings and $2.0 million in revolver borrowings under the Senior Credit Facility. At March 29, 1997, the Company had approximately $4.8 million of financing available under the revolving credit portion of the Senior Credit Facility, including approximately $4.2 million of outstanding letters of credit.

    The Company believes that cash generated from operations, together with availability under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

    On April 23, 1997, the Company's Board of Directors declared a semiannual dividend of 12% on the $20.0 million of redeemable preferred stock to be paid on May 1, 1997. The Company intends to pay a similar dividend on November 1, 1997.

EFFECTS OF INFLATION

    The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses, and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

    The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on Fall and Holiday sales, including back to school promotions, which results in higher sales and profitability in the third and fourth quarters.

    Accordingly, the results of operations for the three month period ended March 29, 1997 are not indicative of the results to be expected for the full year.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits


  EXHIBIT
  NUMBER                                                    DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------------------

         2   Agreement of Merger dated September 18, 1996 between TWCC Acquisition Corp. and the Company, incorporated herein by reference to Exhibit 2 to the Company' s Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       3.1   Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the
             Company' s Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       3.2   Articles of Merger of the Company, incorporated herein by reference to Exhibit 3.2 to the Company' s Registration
             Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       3.3   By-laws of the Company, incorporated herein by reference to Exhibit 3.3 to the Company' s Registration Statement on
             Form S-4 as declared effective by the Commission on April 7, 1997.
       3.4   Certificate of Designation relating to the Preferred Stock of the Company dated October 30, 1996 (included in
             Exhibit 3.2).
       4.1   Indenture dated as of November 25, 1996 between the Company and State Street Bank and Trust Company, as Trustee,
             incorporated herein by reference to Exhibit 4.1 to the Company' s Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       4.2   Exchange and Registration Rights Agreement dated November 25, 1996 between the Company and BT Securities
             Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 4.2 to the Company' s Registration Statement on Form S-4 as declared effective by the
             Commission on April 7, 1997.
       *27   Financial Data Schedule

        -----------
       * Filed herewith

    (b) Reports on Form 8-K

    None
                                     12

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  THE WILLIAM CARTER COMPANY

Date: May 13, 1997              /s/ FREDERICK J. ROWAN, II
                                --------------------------
                                Frederick J. Rowan, II
                                Chairman of the Board, President,
                                Chief Executive Officer and Director

                                /s/ JAY A. BERMAN
                                -----------------
                                Jay A. Berman
                                Senior Vice President, Treasurer, Chief
                                Financial Officer and Director


  EXHIBIT                                      EXHIBIT
  NUMBER                                       INDEX                                                       DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------------------

         2   Agreement of Merger dated September 18, 1996 between TWCC Acquisition Corp. and the Company, incorporated herein by reference to Exhibit 2 to the Company' s Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       3.1   Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the
             Company' s Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       3.2   Articles of Merger of the Company, incorporated herein by reference to Exhibit 3.2 to the Company' s Registration
             Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       3.3   By-laws of the Company, incorporated herein by reference to Exhibit 3.3 to the Company' s Registration Statement on
             Form S-4 as declared effective by the Commission on April 7, 1997.
       3.4   Certificate of Designation relating to the Preferred Stock of the Company dated October 30, 1996 (included in
             Exhibit 3.2).
       4.1   Indenture dated as of November 25, 1996 between the Company and State Street Bank and Trust Company, as Trustee,
             incorporated herein by reference to Exhibit 4.1 to the Company' s Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.
       4.2   Exchange and Registration Rights Agreement dated November 25, 1996 between the Company and BT Securities
             Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 4.2 to the Company' s Registration Statement on Form S-4 as declared effective by the
             Commission on April 7, 1997.
       *27   Financial Data Schedule


        -----------
       * Filed herewith