Form 10-Q/A
period 1997-03-29
CARTER WILLIAM CO /GA/
filed 1997-05-21
CIK 795363

                            SECURITIES AND EXCHANGE
                                  COMMISSION
                             Washington, DC 20549

                                  FORM 10-QA

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER - 333-22155
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

Yes       No      X

Applicable only to corporate issuers:

As of May 20, 1997, there were 1,000 shares of Common Stock outstanding.

                                   FORM 10-QA

                          THE WILLIAM CARTER COMPANY

                                                                           PAGE
PART I.

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                        3

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


    The Company incurred additional indebtedness in connection with the Acquisition. At March 29, 1997, the Company had $147.0 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, and $45.0 million in term loan borrowings and $2.0 million in revolver borrowings under the Senior Credit Facility. At March 29, 1997, the Company had approximately $43.8 million of financing available under the revolving credit portion of the Senior Credit Facility, including approximately $4.2 million of outstanding letters of credit.


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

                  THE WILLIAM CARTER COMPANY

Date: May 21, 1997              /s/ FREDERICK J. ROWAN, II
                                --------------------------
                                Frederick J. Rowan, II
                                Chairman of the Board, President,
                                Chief Executive Officer and Director

                                /s/ JAY A. BERMAN
                                -----------------
                                Jay A. Berman
                                Senior Vice President, Treasurer, Chief
                                Financial Officer and Director