Form 10-Q
period 1997-06-28
CARTER WILLIAM CO /GA/
filed 1997-08-06
CIK 795363

                           SECURITIES AND EXCHANGE
                                 COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 28, 1997

                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 for the transition period from       to

                    Commission File Number-333-22155

                      THE WILLIAM CARTER COMPANY
          (Exact name of registrant as specified in charter)

         Massachusetts                                   04-1156680
(State or other jurisdiction of incorporation     (IRS Employer Identification
 or organization)                                  No.)

         1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260
      (Address of principal executive offices, including zip code)

                                (770) 961-8722
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                            No

As of August 1, 1997, there were 1,000 shares of Common Stock outstanding.

                                   FORM 10-Q

                          THE WILLIAM CARTER COMPANY


                                     INDEX

                                                                     Page

Part I.       Financial Information

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 28, 1997 (unaudited) and December 28, 1996          3

              Unaudited Condensed Consolidated Statements of
              Operations for the three-month periods ended
              June 28, 1997 and June 29, 1996                          4

              Unaudited Condensed Consolidated Statements of
              Operations for the six-month periods ended
              June 28, 1997 and June 29, 1996                          5

              Unaudited Condensed Consolidated Statements of
              Cash Flows for the six-month periods ended
              June 28, 1997 and June 29, 1996                          6

              Notes to Condensed Consolidated Financial
              Statements (unaudited)                                   7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9

Part II.      Other Information                                       14

                            THE WILLIAM CARTER COMPANY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                   (Unaudited)

                                                                 Successor
                                                          ----------------------
                                                          June 28,  December 28,
                                                           1997        1996
                                                           ----        ----

ASSETS
Current assets:
  Cash and cash equivalents                               $   2,777    $  1,961
  Accounts receivable, net                                   25,156      19,259
  Inventories                                                95,467      76,540
  Prepaid expenses and other current assets                   2,779       6,378
  Deferred income taxes                                      14,054      14,502
                                                             ------     -------
    Total current assets                                    140,233     118,640
Property, plant and equipment, net                           49,260      48,221
Tradename, net                                               98,333      99,583
Cost in excess of fair value of net assets acquired, net     37,882      38,363
Deferred debt issuance costs, net                             8,659       8,618
Other assets                                                  4,609       5,284
                                                            ------        -----
    Total assets                                          $ 338,976   $ 318,709
                                                           --------   ---------
                                                           --------   ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                     $    900     $   900
  Accounts payable                                           22,212      14,593
  Other current liabilities                                  29,819      32,355
                                                            -------     -------
    Total current liabilities                                52,931      47,848
Long-term debt                                              165,100     144,100
Deferred income taxes                                        38,886      40,861
Other long-term liabilities                                  10,198      10,178
                                                            -------     -------
    Total liabilities                                       267,115     242,987
                                                            -------     -------
Redeemable preferred stock, par value $.01 per share,
  $4,000 per share liquidation and redemption value,
  5,000 shares authorized, issued and outstanding            18,347      18,234
                                                            -------     -------
Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000
    shares authorized, issued and outstanding                    --          --
  Additional paid-in capital                                 58,233      59,566
  Accumulated deficit                                        (4,719)     (2,078)
                                                            -------    --------
    Total common stockholder's equity                        53,514      57,488
                                                            -------    --------
    Total liabilities and stockholder's equity             $338,976    $318,709
                                                           --------    --------
                                                           --------    --------

  See accompanying notes to the condensed consolidated financial statements.

                          THE WILLIAM CARTER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                                  Three-month periods ended
                                                 June 28,          June 29,
                                                   1997              1996
                                                 --------          --------
                                               (Successor)       (Predecessor)
                                                            | |
Net sales                                        $72,517    | |     $64,590
                                                            | |
Costs of goods sold                               44,513    | |      40,392
                                                 -------    | |     -------
Gross profit                                      28,004    | |      24,198
                                                            | |
Selling, general and administrative expenses      25,843    | |      22,137
                                                 -------    | |     -------
Operating income                                   2,161    | |       2,061
                                                            | |
Interest expense                                   4,324    | |       2,134
                                                 -------    | |     -------
Loss before benefit from income taxes             (2,163)   | |         (73)
                                                            | |
Benefit from income taxes                          1,061    | |          63
                                                 -------    | |     -------
Net loss                                          (1,102)   | |         (10)
Dividend requirements and accretion on                      | |
  redeemable preferred stock                        (675)   | |
                                                 -------    | |     -------
Net loss applicable to common stockholders       ($1,777)   | |        ($10)
                                                 -------    | |     -------
                                                 -------    | |     -------

 See accompanying notes to the condensed consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                 (Unaudited)


                                                    Six-month periods ended
                                                   June 28,         June 29,
                                                     1997             1996
                                                   --------         --------
                                                  (Successor)    (Predecessor)
                                                              | |
Net sales                                          $ 147,718  | |  $ 134,882
                                                              | |
Costs of goods sold                                   92,322  | |     88,065
                                                   ---------  | |  ---------
                                                              | |
Gross profit                                          55,396  | |     46,817
                                                              | |
Selling, general and administrative expenses          52,225  | |     44,816
                                                   ---------  | |  ---------
Operating income                                       3,171  | |      2,001
                                                              | |
Interest expense                                       8,347  | |      4,284
                                                   ---------  | |  ---------
Loss before benefit from income taxes                 (5,176) | |     (2,283)
                                                              | |
Benefit from income taxes                              2,535  | |        868
                                                   ---------  | |  ---------
Net loss                                              (2,641) | |     (1,415)
                                                              | |
Dividend requirements and accretion on                        | |
  redeemable preferred stock                          (1,333) | |
                                                   ---------  | |  ---------
Net loss applicable to common stockholders         $  (3,974) | |  $  (1,415)
                                                   ---------  | |  ---------
                                                   ---------  | |  ---------

See accompanying notes to the condensed consolidated financial statements.

                          THE WILLIAM CARTER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                    Six-month periods ended
                                                  June 28,          June 29,
                                                    1997             1996
                                                  --------          --------
                                                (Successor)   | |  (Predecessor)
Cash flows from operating activities:                         | |
  Net loss                                        ($2,641)    | |     ($1,415)
  Adjustments to reconcile net loss to net                    | |
    cash used in operating activities:                        | |
    Depreciation and amortization                   7,412     | |       4,350
    Deferred tax provision                         (1,527)    | |
    Effect of changes in operating assets                     | |
      and liabilities:                                        | |
      (Increase) decrease in current assets:                  | |
        Accounts receivable                        (5,897)    | |      (3,173)
        Inventories                               (18,927)    | |      (9,550)
        Prepaid expenses and other current assets   3,599     | |       2,919
      (Decrease) increase in liabilities:                     | |
        Accounts payable                            7,619     | |       1,884
        Other liabilities                          (2,516)    | |       2,946
                                                 --------     | |     -------
        Net cash used in operating activities     (12,878)    | |      (2,039)
                                                 --------     | |     -------
Cash flows from investing activities:                         | |
  Capital expenditures                             (5,449)    | |      (2,212)
  Proceeds from sale of fixed assets                   13     | |          17
                                                 --------     | |     -------
        Net cash used in investing activities      (5,436)    | |      (2,195)
                                                 --------     | |      -------
Cash flows from financing activities:                         | |
  Proceeds from revolving line of credit           21,000     | |
  Preferred stock dividend                         (1,220)    | |
  Payment of debt issuance costs                     (650)    | |
  Payment of Industrial Revenue Bond                          | |        (217)
                                                 --------     | |     -------
        Net cash provided by (used in)                        | |
            financing activities                   19,130     | |        (217)
                                                 --------     | |     -------
Net increase (decrease) in cash                               | |
    and cash equivalents                              816     | |      (4,451)
Cash and cash equivalents, beginning of period      1,961     | |       2,865
                                                 --------     | |     -------
Cash and cash equivalents, end of period         $  2,777     | |     ($1,586)
                                                 --------     | |     -------
                                                 --------     | |     -------

  See accompanying notes to the condensed consolidated financial statements.

                          THE WILLIAM CARTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1 - BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 28, 1997, the results of its operations for the three-month and six-month periods ended June 28, 1997 and June 29, 1996, and cash flows for the six-month periods ended June 28, 1997 and June 29, 1996. Operating results for the three-month and six-month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1998.

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

2 - THE COMPANY

The Company is a United States based manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica and the Dominican Republic. In 1997, the Company commenced the start-up of a manufacturing operation in Mexico. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 139 retail outlet stores that market its brand name merchandise. The retail operations represented approximately 40.8% and 38.3% of consolidated net sales in the second quarter and first half of fiscal 1997, respectively (43.8% and 39.4% in the second quarter and first half of fiscal 1996, respectively).

The Company is a wholly-owned subsidiary of Carter Holdings, Inc.
("Holdings"). On October 30, 1996, Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding common and preferred stock of the Company from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (the "Acquisition"). Financing for the Acquisition totaled $226.1 million and was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility; (ii) $90.0 million of borrowings under a subordinated loan facility; (iii) $70.9 million of capital invested by affiliates of Investcorp and certain other investors in Holdings, which included a $20.0 million investment by Holdings in the Company's newly issued redeemable preferred stock; and (iv) issuance of non-voting stock of Holdings valued at $9.1 million to certain members of management.

                          THE WILLIAM CARTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In addition to purchasing or exchanging and retiring the previously issued capital stock of the Company, the proceeds of the Acquisition and financing were used to make certain contractual payments to management ($11.3 million), pay for costs of the transaction ($20.9 million), and to retire all of the Company's previously outstanding long-term debt along with accrued interest thereon ($69.1 million). In November 1996, the Company offered and sold in a private placement $100.0 million of Senior Subordinated Notes, the net proceeds of which were used to retire $90.0 million of subordinated loan facility borrowings and $5.0 million of borrowings under the Senior Credit Facility. Holdings has no assets or investments other than the shares of stock of The William Carter Company.

In February 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission related to an Exchange Offer for $100.0 million of 10-3/8% Senior Subordinated Notes for a like amount of the 10-3/8% Senior Subordinated Notes issued in the November 1996 private placement. This registration statement became effective on April 7, 1997.

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

The following unaudited pro forma operating data present the results of operations for the six-month period ended June 29, 1996 as though the controlling ownership of the Predecessor had been acquired on December 31, 1995, with financing obtained as described above and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on December 31, 1995, or of future results of operations ($000):

                                                      Acquisition
                                        Historical    Adjustments   Pro Forma
                                        ----------    -----------   ---------
         Net sales                        $134,882        --         $134,882
         Gross profit                       46,817      ($170)         46,647
         Operating income (loss)             2,001     (2,366)           (365)
         Interest expense                    4,284      4,410           8,694
         Net loss                          ($1,415)   ($4,447)        ($5,862)

3 - INVENTORIES

                                                    Successor
                                            -------------------------
                                            June 28,     December 28,
                                              1997           1996
                                            --------     ------------
                                              (dollars in thousands)
         Finished goods                     $ 63,520        $ 51,700
         Work in process                      20,977          15,884
         Raw materials                        10,970           8,956
                                            --------        --------
         Total                              $ 95,467        $ 76,540
                                            --------        --------
                                            --------        --------

                                   FORM 10-Q
                         THE WILLIAM CARTER COMPANY

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 28, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 29, 1996

Consolidated net sales for the second quarter of 1997 were $72.5 million, an increase of $7.9 million (12.3%) compared with the second quarter of 1996. Consolidated net sales for the first half of 1997 were $147.7 million, an increase of $12.8 million (9.5%) compared with the first half of 1996.

The increase in consolidated net sales was attributable principally to increases in sales to the Company's wholesale customers. Wholesale sales in the second quarter of 1997 were $41.7 million, an increase of $6.2 million (17.5%) compared with the second quarter of 1996. Wholesale sales in the second quarter of 1997 reflect a $6.8 million (21.9%) increase in regular-price sales and a $.6 million (15.1%) decrease in off-price sales compared with the

                                   FORM 10-Q
                         THE WILLIAM CARTER COMPANY

               Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

second quarter of 1996. Second quarter wholesale sales reflect the initial shipments of the Company's new Just One Year ("JOY") program, a total nursery concept focused on a child's first year of life. The increase in regular-price wholesale sales also reflects higher levels of shipments of Fall 1997 product compared with Fall 1996 sales in the second quarter of 1996.

Wholesale sales in the first half of 1997 were $87.8 million, an increase of $6.9 million (8.5%) compared with the first half of 1996. Regular-price and off-price wholesale sales increased $6.7 million (9.3%) and $.2 million (1.9%), respectively, compared with the first half of 1996. The increase in regular-price wholesale sales reflects sales of the new JOY program which commenced in the second quarter of 1997 and higher levels of Fall 1997 product sales.

The Company's retail outlet store sales in the second quarter of 1997 were $30.0 million, an increase of $1.3 million (4.5%) compared with the second quarter of 1996. Comparable store sales decreased 6% in the second quarter of 1997 compared with the second quarter of 1996. The Company opened 4 stores and closed 1 store in the second quarter of 1997. In the first six months of 1997, the Company opened 5 stores and closed 1 store. There were 139 stores in operation at June 28, 1997 compared with 126 stores at June 29, 1996.

Retail sales in the first half of 1997 were $56.6 million, an increase of $3.5 million (6.6%) compared with the first half of 1996. Comparable store sales decreased 4% in the first half of 1997. The decrease in comparable store performance is due primarily to a less aggressive markdown plan in 1997, and the reduction of certain higher-priced, but lower margin, product lines including outerwear and girls playwear in sizes 7-14X.

In May 1997, Joseph Shannon joined Carter's as President of the retail division. Mr. Shannon brings to Carter's over 20 years of retail experience and joins a team of other senior retail managers engaged within the last six months to improve the performance of the Company's retail division.

In the latter part of the second quarter of 1997, management of Carter's retail division initiated a new marketing and promotional program designed to significantly improve the communication of value to the outlet store consumer. This initiative and improvements in product presentation, assortment and replenishment are expected to improve comparable store results.

                                   FORM 10-Q
                          THE WILLIAM CARTER COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's gross profit increased $3.8 million (15.7%) to $28.0 million in the second quarter of 1997 compared with the second quarter of 1996. In the second quarter of 1997, gross profit as a percentage of net sales increased to 38.6% of net sales compared with 37.5% in the second quarter of 1996.

In the first half of 1997, gross profit increased $8.6 million (18.3%) to $55.4 million compared with the first half of 1996. Gross profit as a percentage of net sales in the first half of 1997 increased to 37.5% compared to 34.7% in the first half of 1996. The improvement is attributed to the growth in the Company's "baby" product category, including the new JOY program; improvement in margins from off-price sales; the maturing effect of the Company's three off-shore sewing plants and higher levels of efficiency in the Company's manufacturing operations.

Selling, general and administrative expenses for the second quarter of 1997 increased $3.7 million (16.7%) to $25.8 million compared with the second quarter of 1996. Selling, general and administrative expenses as a percentage of net sales increased to 35.6% compared to 34.3% in the second quarter of 1996. Selling, general and administrative expenses for the first half of 1997 increased $7.4 million (16.5%) to $52.2 million compared with the first half of 1996. The increase in selling, general and administrative expenses is attributed to the costs of amortization of intangible assets and prepaid management fees recorded in connection with the Acquisition; comparable store sales declines experienced by the Company's retail outlet stores; expenses of 13 additional stores opened since the end of the second quarter of 1996 and expenses associated with engaging a more experienced retail management team.

Operating income for the second quarter of 1997 was $2.2 million compared with $2.1 million in the second quarter of 1996. Operating income in the first half of 1997 increased $1.2 (58.5%) to $3.2 million compared with the first half of 1996. Operating income for the second quarter and first half of 1997 reflects $1.2 million and $2.4 million, respectively, of expenses associated with the amortization of intangible assets and prepaid management fees recorded at Acquisition.

Interest expense for the second quarter of 1997 increased to $4.3 million compared with $2.1 million in the second quarter of 1996. In the first half of 1997, interest expense was $8.3 million compared with $4.3 million in the first half of 1996. The increase in interest expense is attributed to additional indebtedness resulting from the Acquisition. Average revolver borrowings during the second quarter of 1997 were $10.0 million compared with $16.5 million in the second quarter of 1996. Average revolver borrowings during the first half of 1997 were $6.5 million compared with $17.0 million in the first half of 1996. At June 28, 1997, total debt outstanding was $166.0 million.

                                   FORM 10-Q
                          THE WILLIAM CARTER COMPANY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company recorded an income tax benefit of $1.1 million in the second quarter of 1997 compared with an income tax benefit of $63,000 in the second quarter of 1996. The first half 1997 tax benefit was $2.5 million compared with $.9 million in the first half of 1996. The increase in the 1997 tax benefit is due to higher pretax losses in 1997 resulting principally from higher interest costs on additional indebtedness recorded in connection with the Acquisition. The effective tax rate for the first half of 1997 was 49.0% compared with 38.0% for the first half of 1996. The Company's 1997 tax rate is impacted by goodwill recorded in connection with the Acquisition, which is not deductible for tax purposes.

As a result of the factors described above, the Company reported a net loss of $1.1 million in the second quarter of 1997 compared to a net loss of $10,000 in the second quarter of 1996. The net loss for the first half of 1997 was $2.6 million compared to a loss of $1.4 million in the first half of 1996.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's revolving credit facility.

Net accounts receivable at June 28, 1997 were $25.2 million compared with $17.9 million at June 29, 1996. This increase reflects the higher levels of wholesale revenues in the second quarter of 1997. In particular, the net increase of $6.2 million in wholesale sales in the second quarter of 1997 includes a $7.6 million increase in June 1997 wholesale sales compared with June 1996 wholesale sales. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at June 28, 1997 is not comparable with the net accounts receivable balance at December 28, 1996.

Inventories at June 28, 1997 were $95.5 million compared with $104.0 million at June 29, 1996. This decrease reflects management's continuing efforts to control inventory. The Company has achieved a net reduction in inventory despite higher levels of inventory required to support increases in its sales plans. Due to the seasonal nature of the Company's operations, inventories at June 28, 1997 are not comparable with inventories at December 28, 1996.

                                  FORM 10-Q
                          THE WILLIAM CARTER COMPANY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company invested $5.4 million and $2.2 million in capital expenditures during the first half of 1997 and 1996, respectively.

The Company incurred additional indebtedness in connection with the Acquisition. At June 28, 1997, the Company had $166.0 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $45.0 million in term loan borrowings and $21.0 million in revolving borrowings. At June 28, 1997, the Company has approximately $24.8 million of seasonal financing available under the revolving credit portion of the Senior Credit Facility, including approximately $4.2 million of outstanding letters of credit.

The Company believes that cash generated from operations, together with availability under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

On April 23, 1997, the Company's Board of Directors declared a semiannual dividend of 12% on $20.0 million of redeemable preferred stock which was paid on May 1, 1997. The Company intends to pay a similar dividend on November 1, 1997.

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

Accordingly, the results of operations for the three-month and six-month periods ended June 28, 1997 are not indicative of the results to be expected for the full year.

                                  FORM 10-Q
                          THE WILLIAM CARTER COMPANY

PART II - OTHER INFORMATION

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number             Description of Exhibits
-------            -----------------------

2.     Agreement of Merger dated September 18, 1996 between TWCC
       Acquisition Corp. and the Company, incorporated herein by reference to
       Exhibit 2 to the Company's Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.

3.1 Amended and Restated Articles of Organization of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.

3.2 Articles of Merger of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.

3.3    By-laws of the Company, incorporated herein by reference to Exhibit
       3.3 to the Company's Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.

3.4 Certificate of Designation relating to the Preferred Stock of the Company dated October 30, 1996 (included in Exhibit 3.2).

4.1 Indenture dated as of November 25, 1996 between the Company and State Street Bank and Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.

4.2 Exchange and Registration Rights Agreement dated November 25, 1996 between the Company and BT Securities Corporation, Bankers Trust International plc, Chase Securities Inc. and Goldman, Sachs & Co., incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 as declared effective by the Commission on April 7, 1997.

*27    Financial Data Schedule

(b)  Reports on Form 8K

            No report was filed by the Registrant during the quarter ended June 28, 1997

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE WILLIAM CARTER COMPANY

Date:                                  /s/ FREDERICK J. ROWAN, II
                                       Frederick J. Rowan, II
                                       Chairman of the Board, President,
                                       Chief Executive Officer and Director

Date:                                  /s/ JAY A. BERMAN
                                       Jay A. Berman
                                       Senior Vice President, Treasurer, Chief
                                       Financial Officer and Director