Form 10-Q
period 1997-09-27
CARTER WILLIAM CO /GA/
filed 1997-11-10
CIK 795363

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to

                      Commission File Number - 333-22155

                           THE WILLIAM CARTER COMPANY

               (Exact name of registrant as specified in charter)

         Massachusetts                                      04-1156680
(State or other jurisdiction of incorporation     (IRS Employer Identification
or organization)                                                 No.)

1590 Adamson Parkway, Suite 400, Morrow, Georgia              30260
(Address of principal executive offices)                     (Zip Code)

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

         Yes      X                                           No

As of October 31, 1997, there were 1,000 shares of Common Stock outstanding.

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY

                                      INDEX



                                                                                        Page

Part I.          Financial Information

      Item 1.    Financial Statements
                 Condensed Consolidated Balance Sheets as of September 27,
                 1997 (unaudited) and December 28, 1996                                   3

                 Unaudited Condensed Consolidated Statements of Income for
                 the three-month periods ended September 27, 1997 and
                 September 28, 1996                                                       4

                 Unaudited Condensed Consolidated Statements of Income for
                 the nine-month periods ended September 27, 1997 and September
                 28, 1996                                                                 5

                 Unaudited Condensed Consolidated Statements of Cash Flows for
                 the nine-month periods ended September 27, 1997 and September
                 28, 1996                                                                 6

                 Notes to Condensed Consolidated Financial Statements                     7
                 (unaudited)

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               10

Part II.         Other Information                                                       15


                                           THE WILLIAM CARTER COMPANY
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)
                                                   (Unaudited)


                                                                                          SUCCESSOR
                                                                           ---------------------------------------
                                                                           September 27,              December 28,
                                                                               1997                       1996
                                                                           -------------              ------------
ASSETS
Current assets:
      Cash and cash equivalents                                             $   5,640                  $    1,961
      Accounts receivable, net                                                 38,493                      19,259
      Inventories                                                              83,299                      76,540
      Prepaid expenses and other current assets                                 2,822                       6,378
      Deferred income taxes                                                    14,838                      14,502
                                                                               ------                      ------
         Total current assets                                                 145,092                     118,640
Property, plant and equipment, net                                             50,729                      48,221
Tradename, net                                                                 97,708                      99,583
Cost in excess of fair value of net assets acquired, net                       37,642                      38,363
Deferred debt issuance costs, net                                               8,301                       8,618
Other assets                                                                    4,361                       5,284
                                                                               ------                      ------
         Total assets                                                        $343,833                    $318,709
                                                                             ========                    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Current maturities of long-term debt                                   $    900                    $    900
      Accounts payable                                                         23,788                      14,593
      Other current liabilities                                                38,397                      32,355
                                                                               ------                      ------
         Total current liabilities                                             63,085                      47,848
Long-term debt                                                                153,150                     144,100
Deferred income taxes                                                          41,437                      40,861
Other long-term liabilities                                                    10,198                      10,178
                                                                               ------                      ------
         Total liabilities                                                    267,870                     242,987
                                                                              -------                     -------
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares
    authorized, issued and outstanding                                         19,002                      18,234
                                                                              -------                     -------
Common stockholder's equity:
      Common stock, par value $.01 per share, 1,000 shares
         authorized, issued and outstanding                                        --                          --
      Additional paid-in capital                                               57,578                      59,566
      Accumulated deficit                                                       (617)                      (2,078)
                                                                              ------                      -------
         Total common stockholder's equity                                     56,961                      57,488
                                                                              -------                     -------
         Total liabilities and stockholder's equity                          $343,833                    $318,709
                                                                             ========                    ========



See accompanying notes to the condensed consolidated financial statements.

                                       THE WILLIAM CARTER COMPANY
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (Dollars in thousands)
                                             (Unaudited)


                                                                      Three-month periods ended
                                                                   September 27,    September 28,
                                                                       1997              1996
                                                                   -------------    -------------
                                                                   (Successor)      (Predecessor)
Net sales                                                            $116,853   | |     $102,085
                                                                                | |
Costs of goods sold                                                    74,098   | |       63,505
                                                                   ----------   | |  -----------
Gross profit                                                           42,755   | |       38,580
                                                                                | |
Selling, general and administrative expenses                           30,103   | |       26,037
                                                                   ----------   | |  -----------
Operating income                                                       12,652   | |       12,543
                                                                                | |
Interest expense                                                        4,610   | |        2,232
                                                                   -----------  | |   -----------
Earnings before income taxes                                            8,042   | |       10,311
                                                                                | |
Provision for income taxes                                              3,940   | |        3,828
                                                                   -----------  | |   -----------
Net income                                                              4,102   | |        6,483
                                                                                | |
Dividend requirements and accretion on                                          | |
 redeemable preferred stock                                              (655)  | |
                                                                   -----------  | |   -----------
                                                                                | |
Net income applicable to common stockholders                       $    3,447   | |   $    6,483
                                                                   ==========   | |   ===========



See accompanying notes to the condensed consolidated financial statements.



                                       4

                                    THE WILLIAM CARTER COMPANY
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Dollars in thousands)
                                           (Unaudited)



                                                                   Nine-month  periods ended
                                                               September 27,      September 28,
                                                                    1997              1996
                                                                -------------    --------------
                                                                 (Successor)    (Predecessor)
Net sales                                                          $264,571   | |   $236,967
                                                                              | |
Costs of goods sold                                                 166,420   | |    151,570
                                                                   --------   | |  ---------
Gross profit                                                         98,151   | |     85,397
                                                                              | |
Selling, general and administrative expenses                         82,328   | |     70,853
                                                                   --------   | |  ---------
Operating income                                                     15,823   | |     14,544
                                                                              | |
Interest expense                                                     12,957   | |      6,516
                                                                   --------   | |  ---------
Earnings before income taxes                                          2,866   | |      8,028
                                                                              | |
Provision for income taxes                                            1,405   | |      2,960
                                                                   --------   | |  ---------
Net income                                                            1,461   | |      5,068
                                                                              | |
Dividend requirements and accretion on redeemable                             | |
    preferred stock                                                  (1,988)  | |
                                                                   --------   | |  ---------
                                                                              | |
Net (loss) income applicable to common stockholders                $   (527)  | |     $5,068
                                                                   =========  | |   ========





See accompanying notes to the condensed consolidated financial statements



                                                THE WILLIAM CARTER COMPANY
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)
                                                       (Unaudited)



                                                                                       Nine-month periods ended
                                                                                     September 27,   September 28,
                                                                                         1997             1996
                                                                                    -------------    -------------
                                                                                      (Successor)    (Predecessor)

Cash flows from operating activities:
   Net income                                                                         $   1,461    | |     5,068
   Adjustments to reconcile net income to net cash provided by operating                           | |
      activities:                                                                                  | |
      Depreciation and amortization                                                      11,305    | |     6,526
      Deferred tax provision                                                                240    | |
      Effect of changes in operating assets and liabilities:                                       | |
          (Increase) decrease in assets:                                                           | |
             Accounts receivable                                                        (19,234)   | |   (12,424)
             Inventories                                                                 (6,759)   | |     5,860
             Prepaid expenses and other assets                                            3,469    | |     2,565
          (Decrease) increase in liabilities:                                                      | |
             Accounts payable                                                             9,195    | |     2,223
             Other liabilities                                                            6,062    | |    10,868
                                                                                         ------    | |    ------
             Net cash provided by operating activities                                    5,739    | |    20,686
                                                                                         ------    | |    ------
Cash flows from investing activities:                                                              | |
   Capital expenditures                                                                  (9,275)   | |    (3,730)
   Proceeds from sale of fixed assets                                                        35    | |        17
                                                                                         ------    | |    ------
             Net cash used in investing activities                                       (9,240)   | |    (3,713)
                                                                                        -------    | |   -------
Cash flows from financing activities:                                                              | |
   Proceeds from revolving line of credit                                                 9,500    | |
   Payment of revolving line of credit                                                             | |   (19,000)
   Payment of term loan                                                                    (450)   | |
   Preferred stock dividends                                                             (1,220)   | |
   Payment of debt issuance costs                                                          (650)   | |
   Payment of Industrial Revenue Bond                                                              | |      (433)
                                                                                        --------   | |   -------
             Net cash provided by (used in) financing activities                           7,180   | |   (19,433)
                                                                                        --------   | |   --------
Net increase (decrease) in cash and cash equivalents                                       3,679   | |    (2,460)
Cash and cash equivalents, beginning of period                                             1,961   | |     2,865
                                                                                        --------   | |   --------
Cash and cash equivalents, end of period                                              $    5,640   | |  $    405
                                                                                      ==========   | |  =========




See accompanying notes to the condensed consolidated financial statements.



                           THE WILLIAM CARTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1 - BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 27, 1997, the results of its operations for the three-month and nine-month periods ended September 27, 1997 and September 28, 1996, and cash flows for the nine-month periods ended September 27, 1997 and September 28, 1996. Operating results for the three-month and nine-month periods ended September 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 1998.

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

2 - THE COMPANY

The Company is a United States based manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica and the Dominican Republic. In 1997, the Company commenced the start-up of a manufacturing operation in Mexico. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 139 retail outlet stores that market its brand name merchandise. The Company's retail operations represented approximately 35.8% and 37.2% of consolidated net sales in the third quarter and first nine months of fiscal 1997, respectively (39.8% and 39.5% in the third quarter and first nine months of fiscal 1996, respectively).

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

                          THE WILLIAM CARTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

In February 1997, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission related to an Exchange Offer for $100.0 million of 10 3/8% Senior Subordinated Notes for a like amount of the 10 3/8% Senior Subordinated Notes issued in the November 1996 private placement. This registration statement became effective on April 7, 1997.

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

The following unaudited pro forma operating data present the results of operations for the nine-month period ended September 28, 1996 as though the controlling ownership of the Predecessor had been acquired on December 31, 1995, with financing obtained as described above and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statement actually taken place on December 31, 1995, or of future results of operations ($000):

                                              ACQUISITION
                          HISTORICAL          ADJUSTMENTS             PRO FORMA

Net sales                  $236,967                --                 $236,967
Gross profit                 85,397             ($  254)                85,143
Operating income             14,544             ( 3,574)                10,970
Interest expense              6,516               6,072                 12,588
Net income (loss)          $  5,068             ($6,344)              ($ 1,276)

                           THE WILLIAM CARTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3 -  INVENTORIES

                                                          Successor
                                            -----------------------------------
                                            September 27,           December 28,
                                                1997                    1996
                                                ----                    ----
                                                   (dollars in thousands)

Finished goods                                 $44,867                $51,700
Work in process                                 23,566                 15,884
Raw materials                                   14,866                  8,956
                                                ------                  -----

Total                                          $83,299                $76,540
                                               =======                =======


4 -  DIVIDEND TO PARENT COMPANY:

    On October 7, 1997, the Company paid a dividend of $1.2 million on its common stock held by its parent, Holdings. The proceeds from the dividend were used by Holdings to repurchase shares of Holdings stock owned by three former Company employees.

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

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 1997 were $116.9 million, an increase of $14.8 million (14.5%) compared to the third quarter of 1996. Consolidated net sales for the first nine months of 1997 were $264.6 million, an increase of $27.6 million (11.6%) compared to the first nine months of 1996.

The increase in consolidated net sales was attributable principally to increases in sales to the Company's wholesale customers. Wholesale sales in the third quarter of 1997 were $73.7 million, an increase of $14.2 million (23.9%) compared to the third quarter of 1996. Wholesale sales in the third quarter of 1997 reflect a $14.2 million (25.2%) increase in regular-price sales. Third quarter wholesale sales reflect shipments of the Company's new Just One Year ("JOY") program, a total nursery concept focused on a child's first year of life. The increase in regular-price wholesale sales also reflects higher levels of shipments of Fall and Holiday 1997 products compared to shipments of Fall and Holiday 1996 products in the third quarter of 1996.

Wholesale sales in the first nine months of 1997 were $161.5 million, an increase of $21.1 million (15.0%) compared to the first nine months of 1996. Regular-price and off-price wholesale sales increased $20.9 million (16.2%) and $.2 million (1.7%), respectively, compared to the first nine months of 1996. The increase in regular-price wholesale sales reflects sales of the new JOY program which commenced in the second quarter of 1997 and higher levels of Fall and Holiday 1997 product sales.

The Company's retail outlet store sales in the third quarter of 1997 were $41.9 million, an increase of $1.3 million (3.2%) compared to the third quarter of 1996. Comparable store sales decreased 3.4% in the third quarter of 1997 compared to the third quarter of 1996. The Company opened 2 stores and closed 2 stores in the third quarter of 1997. In the first nine months of 1997, the Company opened 7 stores and closed 3 stores. There were 139 stores in operation at September 27, 1997 compared to 131 stores at September 28, 1996.

                                    FORM 10-Q
                           THE WILLIAM CARTER COMPANY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Retail sales in the first nine months of 1997 were $98.5 million, an increase of $4.8 million (5.1%) compared to the first nine months of 1996. Comparable store sales decreased 3.7% in the first nine months of 1997. The decrease in comparable store performance is due primarily to a less aggressive markdown plan in 1997 and the reduction of certain higher-priced, but lower margin, product lines, including outerwear and girls playwear in sizes 7-14X.

In the latter part of the second quarter of 1997, Carter's retail division initiated a new marketing and promotional program designed to improve significantly the communication of value to the outlet store consumer. This initiative and improvements in product presentation, assortment and replenishment have begun to improve comparable store results.

The Company's gross profit increased $4.2 million (10.8%) to $42.8 million in the third quarter of 1997 compared to the third quarter of 1996. In the third quarter of 1997, gross profit as a percentage of net sales decreased to 36.6% compared to 37.8% in the third quarter of 1996.

In the first nine months of 1997, gross profit increased $12.8 million (14.9%) to $98.2 million compared to the first nine months of 1996. Gross profit as a percentage of net sales in the first nine months of 1997 increased to 37.1% compared to 36.0% in the first nine months of 1996. The improvement is attributed to the growth in the Company's "baby" product category, including the new JOY program; improvement in margins from off-price sales; the maturing effect of the Company's three off-shore sewing plants and higher levels of efficiency in the Company's manufacturing operations.

                                    FORM 10-Q
                           THE WILLIAM CARTER COMPANY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Selling, general and administrative expenses for the third quarter of 1997 increased $4.1 million (15.6%) to $30.1 million compared to the third quarter of 1996. Selling, general and administrative expenses as a percentage of net sales increased to 25.8% compared to 25.5% in the third quarter of 1996. Selling, general and administrative expenses in the first nine months of 1997 increased $11.5 million (16.2%) to $82.3 million compared to the first nine months of 1996. The increase in selling, general and administrative expenses is attributed to the costs of amortization of intangible assets and prepaid management fees recorded in connection with the Acquisition, comparable store sales declines experienced by the Company's retail outlet stores, expenses of 8 additional stores opened since the end of the third quarter of 1996, and expenses associated with engaging a more experienced retail management team.

Operating income in the third quarter of 1997 was $12.7 million compared to $12.5 million in the third quarter of 1996. Operating income in the first nine months of 1997 increased $1.3 million (8.8%) to $15.8 million compared to the first nine months of 1996. Operating income in the third quarter and first nine months of 1997 reflects expense of $1.2 million and $3.6 million, respectively, associated with the amortization of intangible assets and prepaid management fees recorded at Acquisition.

Interest expense in the third quarter of 1997 increased to $4.6 million compared to $2.2 million in the third quarter of 1996. In the first nine months of 1997, interest expense was $13.0 million compared to $6.5 million in the first nine months of 1996. The increase in interest expense is attributed to additional indebtedness resulting from the Acquisition. Average revolver borrowings during the third quarter of 1997 were $21.0 million compared to $15.5 million in the third quarter of 1996. Average revolver borrowings during the first nine months of 1997 were $11.5 million compared with $16.9 million in the first nine months of 1996. At September 27, 1997, total debt outstanding was $154.1 million.

The Company recorded an income tax provision of $3.9 million in the third quarter of 1997 compared to an income tax provision of $3.8 million in the third quarter of 1996. The tax provision for the first nine months of 1997 was $1.4 million compared to $3.0 million in the first nine months of 1996. The effective tax rate for the first nine months of 1997 was 49% compared with 37% for the first nine months of 1996. The Company's 1997 tax rate is impacted by goodwill recorded in connection with the Acquisition which is not deductible for tax purposes.

                                    FORM 10-Q
                           THE WILLIAM CARTER COMPANY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a result of the factors described above, the Company reported net income of $4.1 million in the third quarter of 1997 compared to net income of $6.5 million in the third quarter of 1996. Net income for the first nine months of 1997 was $1.5 million compared to income of $5.1 million in the first nine months of 1996.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, and funds borrowed under the Company's revolving credit facility.

Net accounts receivable at September 27, 1997 were $38.5 million compared to $27.1 million at September 28, 1996. This increase primarily reflects the higher levels of wholesale revenues in the third quarter of 1997 compared to the third quarter of 1996. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at September 27, 1997 is not comparable to the net accounts receivable balance at December 28, 1996.

Inventories at September 27, 1997 were $83.3 million compared to $88.6 million at September 28, 1996. The Company has achieved a net reduction in inventory despite higher levels of inventory required to support increases in its sales plans. Due to the seasonal nature of the Company's operations, inventories at September 27, 1997 are not comparable to inventories at December 28, 1996.

The Company invested $9.3 million and $3.7 million in capital expenditures during the first nine months of 1997 and 1996, respectively. This increase in capital expenditures includes the start-up operations in Mexico and expansion in Costa Rica.

The Company incurred additional indebtedness in connection with the Acquisition. At September 27, 1997, the Company had $154.1 million of debt outstanding, consisting of $100 million of 10 3/8% Series A Senior Subordinated Notes, $44.6 million in term loan borrowings and $9.5 million in revolver borrowings. At September 27, 1997, the Company had approximately $36.3 million of seasonal financing available under the revolving credit portion of the Senior Credit Facility, including approximately $4.2 million of outstanding letters of credit.

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

On April 23, 1997, the Company's Board of Directors declared a semiannual dividend of 12% on $20.0 million of redeemable preferred stock which was paid on May 1, 1997. The Company intends to pay a similar dividend on November 1, 1997. Also, on October 7, 1997 the Company paid a dividend of $1.2 milion on its common stock held by Holdings.

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

Accordingly, the results of operations for the three-month and nine-month periods ended September 27, 1997 are not indicative of the results to be expected for the full year.

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

*27    Financial Data Schedule

(b)  Reports on Form 8K

            No report was filed by the Registrant during the quarter ended September 27, 1997

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE WILLIAM CARTER COMPANY

Date: November 10, 1997        /s/ FREDERICK J. ROWAN, II
                                Frederick J. Rowan, II
                                Chairman of the Board, President,
                                Chief Executive Officer and Director

Date: November 10, 1997        /s/ MICHAEL D. CASEY
                                Michael D. Casey
                                Senior Vice President of Finance