Form 10-K405
period 1998-01-03
CARTER WILLIAM CO /GA/
filed 1998-04-02
CIK 795363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       COMMISSION FILE NUMBER: 333-22155

                            ------------------------

                           THE WILLIAM CARTER COMPANY

             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                           04-1156680
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                        1590 ADAMSON PARKWAY, SUITE 400
                             MORROW, GEORGIA 30260

          (Address of principal executive offices, including zip code)

                                 (770) 961-8722

              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12 (b) of the Act: None

    Securities registered pursuant to Section 12 (g) of the Act: None

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this report or any amendment to this Report. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The William Carter Company (the "Company" or "Carter's") is the largest branded manufacturer and marketer of baby and toddler apparel and a leading marketer of young children's apparel. Over the Company's more than 130 years of operation, Carter's has become one of the most highly recognized brand names in the children's apparel industry. The Company is a vertically-integrated manufacturer which sells its products under the CARTER'S, CARTER'S CLASSICS and BABY DIOR brand names to more than 300 department and specialty store accounts (with an estimated 4,600 store fronts) and through its 138 retail outlet stores.

    Carter's generates a majority of its sales in the baby and toddler apparel market, a $7.0 billion market. Management believes that the baby and toddler market is well-insulated from changes in fashion trends and less sensitive to general economic conditions, while offering strong prospects for continued growth. The growth in this market is being driven by a number of factors, including: (i) women having children later, resulting in more disposable income available for expenditures on children; (ii) more women returning to the workplace after having children, resulting in more disposable income and increased day care apparel needs; (iii) the increasing number of grandparents, a demographic segment with high per capita discretionary income and an important consumer base for children's apparel; (iv) an increasing social emphasis on attractive children's apparel; and (v) an increase in the percentage of births to first time mothers.

    On October 30, 1996 (the "Acquisition Closing Date"), Carter Holdings, Inc. ("Holdings"), a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding preferred and common stock of the Company (the "Acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers") for total consideration of $208.0 million, which amount includes the base purchase price of $194.7 million (including refinancing of indebtedness and certain payments to management but excluding fees and expenses), the issuance of shares of non-voting stock of Holdings valued at $9.1 million to certain members of management and a payment of $4.2 million to the Sellers representing the estimated future tax benefit to the Company resulting from certain payments. The Company also incurred additional financing and transaction fees and expenses of $18.1 million related to the Acquisition. Financing for the Acquisition was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facility"), (ii) $90.0 million of borrowings under a subordinated loan facility among the Company, certain lenders, and Bankers Trust Company, as administrative agent (the "Subordinated Loan Facility"), (iii) $50.9 million of equity investments in Holdings by affiliates of Investcorp and certain other investors (which excludes the exchange of management stock) and
(iv) the issuance by Holdings of $20.0 million of senior subordinated notes to affiliates of Investcorp and certain other investors which Holdings used to purchase $20.0 million of the Company's redeemable preferred stock (the "Preferred Stock"). Holdings has substantially no assets or investments other than the shares of capital stock of the Company.

    The Company is a Massachusetts corporation. The principal executive office of the Company is located at 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260 and its telephone number is (770) 961-8722.

PRODUCTS AND MARKETS

    The Company markets and manufactures a broad array of baby, toddler and young children's apparel under the CARTER'S, CARTER'S CLASSICS and BABY DIOR brand names. The Company's product offerings can be broadly grouped into two primary categories: (i) "baby and toddler," which includes newborns through toddlers approximately age three (up to size 4T); and (ii) "young children," which includes children approximately age three through approximately age six (boys' sizes 4-7 and girls' sizes 4-6x). The Company's product offerings in these categories include layette, sleepwear and playwear for the baby and toddler market, and sleepwear and playwear for the young children's market. In addition, the Company sells products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear and shoes, including products for which the Company licenses the CARTER'S and CARTER'S CLASSIC names.

    From 1993 through 1997, total industry sales of baby and toddler apparel increased from $4.9 billion to $7.0 billion, a compound annual rate of 9.2%, making it one of the fastest growing sectors of the apparel industry. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. Carter's is currently the leading supplier of baby and toddler apparel in the United States, with a 6.6% market share in its target distribution channels, nearly twice that of its nearest branded competitor.

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

DISTRIBUTION AND SALES

    The Company sells its products to wholesale accounts and through the Company's retail outlet stores. In fiscal 1997, sales through the wholesale channel accounted for 60.5% of total sales, while the retail channel accounted for 39.5% of total sales.

WHOLESALE OPERATIONS

    In fiscal 1997, more than 90% of the Company's wholesale business was generated from department and specialty stores. The Company sells its products in the United States through a network of 33 sales professionals. Sales professionals work with each account in his/her jurisdiction to establish annual plans for "basics" (primarily layette and certain baby apparel) within the CARTER'S line, as well as all products in the CARTER'S CLASSICS and BABY DIOR lines. Once an annual plan has been established with an account, Carter's places the account on its semi-monthly automatic reorder plan for "basics." Management intends to increase the number of accounts on this program to help better manage inventories, control costs and increase sales. Automatic reorder allows the Company to plan its manufacturing further in advance and benefits both the Company and its wholesale customers by maximizing customers' in-stock positions, thereby maximizing sales and profitability. Currently, Carter's non-basics sleepwear and playwear are planned and ordered seasonally as new products are introduced.

RETAIL OPERATIONS

    The Company currently operates 138 retail outlet stores in 41 states featuring all of CARTER'S quality merchandise, complemented by select brand accessories and apparel. The stores, which average 5,200 square feet per location, offer a broad assortment of baby, toddler and young children's apparel including layette, sleepwear, underwear, playwear, swimwear, outerwear and related accessories.

    Over the past 18 months, the Company recruited a new retail management team to improve the retail division's operating results. This team implemented a new marketing strategy and improved store layouts, which resulted in the first increase in same store revenues since 1992 with improved profitability.

    In order to clearly communicate the Company's commitment to provide outstanding quality and value to the consumer, a chainwide roll-out of a new promotional and pricing strategy was implemented in 1997. This strategy, in effect in 98 stores by year-end 1997, communicates the value offered relative to comparable values elsewhere. Major improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise, continued commitment to improving the quality of customer service and targeted cost reduction initiatives all contributed to increased store productivity and profitability.

MARKETING

    Management's fundamental strategy has been to promote the Company's brand image as the absolute leader in baby apparel products and to consistently provide high quality, attractive products at a high value to consumers. To this end, management employs a comprehensive four-step marketing strategy which incorporates identifying core products through extensive consumer preference testing; superior brand and product presentation at the consumer point-of-purchase; marketing the brand name through dominant communications; and providing consistent, premium service, including delivering and replenishing products at the right time to fulfill customer and consumer needs.

    Management believes that the Company has further strengthened its brand image to the consumer through innovative product designs, national print advertising, joint mailers with wholesale customers, meetings between senior account representatives and Carter's executives, trade show participation and store-in-store shops.

MANUFACTURING

    The Company is a vertically-integrated manufacturer that knits, dyes, finishes, prints, cuts, sews and embroiders a majority of the products it sells. The Company believes that its vertical integration allows it to maintain a competitive cost structure, accelerate speed to market and provide consistent, premium quality. Domestically, the Company currently operates five sewing facilities, one textile facility, three distribution centers, a cutting facility and an embroidery facility. Internationally, the Company operates two sewing facilities in Costa Rica, one sewing facility in the Dominican Republic and two sewing facilities in Mexico.

DEMOGRAPHIC TRENDS

    The total U.S. apparel industry generated more than $169.0 billion in sales in 1997, of which approximately $29.0 billion was spent on children's apparel. Of the $29.0 billion spent on children's apparel, approximately $7.0 billion was spent on baby and toddler apparel, and approximately $5.6 billion was spent on young children's apparel. From 1993 through 1997, sales of baby and toddler apparel grew at a compound annual rate of 9.2% and sales of young children's apparel grew at a compound annual rate of 3.0%.

    Management believes that numerous demographic trends have contributed to a particularly strong baby, toddler and young children's apparel market during the 1990s, including the following:

    - WOMEN HAVING CHILDREN LATER. In 1994, more than 34% of the births which took place in the U.S. were to women over the age of 30. This was twice as many as in 1975. Of these births, 25% were first children. Management believes these trends have led to increased spending per child as parents tend to spend more money on their first born child and older parents generally have more disposable income.

    - MORE WOMEN RETURNING TO THE WORKPLACE AFTER HAVING CHILDREN. In 1994, 59% of all married women with a child under one year of age were employed. This compares with only 17% of these women being employed in the early 1960s. Management believes this trend has had a positive effect on sales of children's apparel because these dual income families report higher family incomes and spend more of their discretionary income on their children.

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

    - MORE FIRST BIRTHS CREATE MORE NEW FAMILY FORMATIONS. In recent years, approximately 42% of all births have been first births. This differs dramatically from the baby boom years (1951 to 1965) when 26% of children born were born to first-time mothers. This has significant implications to the baby apparel business because first-time mothers are forming new families and have greater purchasing needs.

    Although total births are expected to remain relatively flat through the end of the 1990s, management believes the aforementioned demographic trends, in addition to other non-population growth factors, will continue to drive increased spending per child for the foreseeable future and will lead to increased sales of children's apparel in the Company's primary markets.

COMPETITION

    The baby and toddler and young children's apparel markets are highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and toddler and young children's markets. The Company's primary branded competitors include Health-Tex and Oshkosh B'Gosh, together with Disney licensed products, in playwear and numerous smaller branded companies, as well as Disney licensed products, in sleepwear. Although management believes that the Company does not compete as directly with most private label manufacturers in sleepwear and playwear, certain retailers, including several which are customers of the Company, have significant private label product offerings. The Company does not believe that it has any significant branded competitors in its layette market in which most of the alternative products are offered by private label manufacturers. Because of the highly fragmented nature of the industry, the Company also competes with many small, local manufacturers and retailers. Certain competitors of the Company have greater financial resources, have larger customer bases and are less financially leveraged.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials (together, the "Environmental Laws"). The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable Environmental Laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to Environmental Laws. In July and August 1996, the Company had Phase I Environmental Site Assessment and Regulatory Compliance Reviews (the "Reports") conducted by an environmental consultant for 13 facilities. Based on available information, including the Reports, the Company has identified certain noncompliance with Environmental Laws. The Company has also identified certain actions which may be required in the future. However, the Company believes that any existing noncompliance or liability or future requirements under the Environmental Laws would not have a material adverse effect on its financial condition or results of operations.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

    The Company owns many trademarks and tradenames, including Carter's-Registered Trademark-, Carter's Growbody-Registered Trademark-, Carter-Set-Registered Trademark-, Jamakins-Registered Trademark-, Today's Classics-Registered Trademark- and Tykes-Registered Trademark-, as well as patents and copyrights, most of which are registered in the United States and in 46 foreign countries. The Company licenses the Carter's name and many of its trademarks, tradenames and patents to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys and shoes. Baby Dior-Registered Trademark- is a registered trademark sub-licensed to, but not owned by, the Company.

EMPLOYEES

    As of January 3, 1998, the Company had approximately 7,532 employees, 4,468 of which were employed on a full-time basis in the Company's domestic operations, 962 of which were employed on a part-time basis in the Company's domestic operations and 2,102 of which were employed on a full-time basis in the Company's foreign operations. None of the Company's employees is unionized. The Company has had no labor-related work stoppages and believes that its labor relations are good.

ITEM 2. PROPERTIES

    The Company operates 138 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,200 square feet. The leases have an average term of approximately five years with additional five-year renewal options. Domestically, the Company also owns three distribution and five manufacturing facilities in Georgia and Pennsylvania, and has ground leases on three additional manufacturing facilities in Texas and Mississippi. Internationally, the Company leases two sewing facilities in Costa Rica, one in the Dominican Republic and two in Mexico.

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

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On October 7, 1997, the Company paid a dividend of $1.2 million on its Common Stock held by its parent, Holdings. The proceeds from the dividend were used by Holdings to repurchase shares of Holdings stock owned by three former Company employees. The Company generally intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on common equity (see Note 5--Long-Term Debt to the 1997 Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial and other data of the Company as of and for the five fiscal years ended January 3, 1998. As a result of certain adjustments made in connection with the Acquisition, the results of operations for the fiscal year ended January 3, 1998 ("fiscal year 1997") and the period October 30, 1996 through December 28, 1996 (together, the "Successor" periods) are not comparable to prior periods (the "Predecessor" periods). The selected financial data for the five fiscal years ended January 3, 1998 were derived from the Company's audited Consolidated Financial Statements.

    The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
ITEM 8 "Financial Statements and Supplementary Data".

                                                                           (DOLLARS IN THOUSANDS)

                                                         SUCCESSOR                             PREDECESSOR
                                                ----------------------------  ----------------------------------------------
                                                              OCT. 30, 1996
                                                                 THROUGH      DEC. 31, 1995            FISCAL YEAR
                                                FISCAL YEAR   DEC. 28, 1996      THROUGH     -------------------------------
                                                   1997            (a)        OCT. 29, 1996    1995       1994       1993
                                                -----------  ---------------  -------------  ---------  ---------  ---------
OPERATING DATA:
Wholesale sales...............................   $ 219,535      $  28,506       $ 160,485    $ 166,884  $ 150,175  $ 127,457
Retail sales..................................     143,419         22,990         106,254      128,547    121,374    109,554
                                                -----------  ---------------  -------------  ---------  ---------  ---------
Net sales.....................................     362,954         51,496         266,739      295,431    271,549    237,011
Cost of goods sold............................     228,358         31,708         170,027      191,105    175,244    156,525
                                                -----------  ---------------  -------------  ---------  ---------  ---------
Gross profit..................................     134,596         19,788          96,712      104,326     96,305     80,486
Selling, general and administrative...........     111,505         16,672          79,296       83,223     77,472     67,699
Nonrecurring charges(b)(f)....................      --             --               8,834       --         --         --
                                                -----------  ---------------  -------------  ---------  ---------  ---------
Operating income..............................      23,091          3,116           8,582       21,103     18,833     12,787
Interest expense..............................      17,571          2,631           7,075        7,849      6,445      5,957
                                                -----------  ---------------  -------------  ---------  ---------  ---------
Income before income taxes and extraordinary
  item........................................       5,520            485           1,507       13,254     12,388      6,830
Provision for income taxes....................       2,429            212           1,885        5,179      4,000      3,000
                                                -----------  ---------------  -------------  ---------  ---------  ---------
Income (loss) before extraordinary item.......       3,091            273            (378)       8,075      8,388      3,830
Extraordinary item, net of tax (c)............      --              2,351          --           --         --         --
                                                -----------  ---------------  -------------  ---------  ---------  ---------
Net income (loss).............................   $   3,091      $  (2,078)      $    (378)   $   8,075  $   8,388  $   3,830
                                                -----------  ---------------  -------------  ---------  ---------  ---------
                                                -----------  ---------------  -------------  ---------  ---------  ---------
Net income (loss) available to common
  stockholders................................   $     416      $  (2,512)      $  (1,510)   $   6,460  $   6,710  $   3,830
                                                -----------  ---------------  -------------  ---------  ---------  ---------
                                                -----------  ---------------  -------------  ---------  ---------  ---------

BALANCE SHEET DATA (end of period):
Working capital (d)...........................   $  87,583      $  70,792                    $  84,593  $  68,595  $  66,670
Total assets..................................     331,899        318,709                      167,216    135,471    123,938
Total debt, including current maturities......     157,100        145,000                       87,495     71,660     73,406
Redeemable Preferred Stock (e)................      18,462         18,234                       --         --         --
Preferred Stock...............................      --             --                           50,000     50,000     50,000
Common stockholders' equity...................      56,721         57,488                       (4,678)   (11,351)   (19,739)

OTHER DATA:
EBITDA (f)....................................   $  36,926      $   5,530       $  25,628    $  30,562  $  27,098  $  20,647
Gross margin..................................        37.1%          38.4%           36.3%        35.3%      35.5%      34.0%
Depreciation and amortization.................   $  13,835      $   2,414       $   6,612    $   7,337  $   6,515  $   6,431
Capital expenditures..........................   $  14,013      $   3,749       $   4,007    $  13,715  $  10,996  $   7,941

                     See Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

    (a) As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the results of operations for the fiscal year ended January 3, 1998 and the period October 30, 1996 through December 28, 1996 are not comparable to prior periods. The fiscal year ended January 3, 1998 and the period October 30, 1996 to December 28, 1996 reflect increased depreciation, amortization and interest expenses.

    (b) The nonrecurring charge for the period December 31, 1995 through October 29, 1996 includes: (1) compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition; and (2) other expense charges of $3.5 million for costs and fees the Company incurred in connection with the Acquisition.

    (c) The extraordinary item for the period October 30, 1996 through December 28, 1996 reflects the write-off of $3.4 million and $0.2 million of deferred debt issuance costs related to the Subordinated Loan Facility and the portion of the Senior Credit Facility, respectively, repaid with the proceeds of the Notes in November 1996, net of income tax effects.

    (d) Represents total current assets less total current liabilities.

    (e) The Company issued redeemable preferred stock at the closing of the Acquisition to Holdings for $20.0 million (its estimated fair value, which equals its redemption value), net of $2.2 million of fees associated with its issuance.

    (f) EBITDA represents earnings before interest expense and income tax expense (i.e., operating income) excluding the following charges:

        (i) depreciation and amortization expense including prepaid management fee amortization of $1.35 and $0.23 million for the fiscal year ended January 3, 1998 and the period October 30, 1996 through December 28, 1996, respectively, incurred in connection with the Aquisition;

        (ii) costs associated with certain benefit plans that were terminated as a result of the Acquisition and not replaced, as follows: (1) Long-Term Incentive Plan expenses of $0.8 million, $1.2 million, $1.1 million and $1.0 million for fiscal 1993, 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; (2) Management Equity Participation Plan expenses of $0.6 million, $0.6 million, $0.6 million and $0.6 million for fiscal 1993, 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; and (3) Stock Compensation Plan expense of $0.4 million in fiscal 1995; and

        (iii) in fiscal 1996, the nonrecurring charge of $8.3 million related to the Acquisition.

    The Company has reported EBITDA as it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown. In addition, management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

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

GENERAL

    The Company is a leading marketer and manufacturer of baby, toddler and young children's apparel. The Company sells its products to more than 300 department and specialty store customers (60.5% of fiscal 1997 sales) and through its 138 retail outlet stores (39.5% of fiscal 1997 sales).

    Consolidated net sales have increased from $271.5 million in 1994 to $363.0 million in 1997. During this period, wholesale sales have increased from $150.2 million to $219.6 million, and retail sales have increased from $121.4 million to $143.4 million.

    The increase in wholesale sales resulted primarily from new product introductions and the opening of new wholesale accounts, including Sears and JC Penney, partially offset by the removal of certain product lines, such as outerwear, boys' and girls' underwear and certain Baby Dior seasonal lines. The increase in retail sales resulted primarily from new store openings, partially offset by comparable store sales (stores open more than 12 months) declines from 1992 to 1996. Management believes the comparable store sales declines were due to a soft retailing environment and to certain operational and merchandising problems which were corrected in 1997. Comparable store sales increased .4% in 1997.

RESULTS OF OPERATIONS

    The following table sets forth certain components of the Company's Consolidated Statement of Operations data expressed as a percentage of net sales:

                                                                                           FISCAL YEAR
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Statement of Operations:
Wholesale sales................................................................       60.5%      59.4%      56.5%
Retail sales...................................................................       39.5       40.6       43.5
                                                                                 ---------  ---------  ---------
Net sales......................................................................      100.0      100.0      100.0
Cost of goods sold.............................................................       62.9       63.4       64.7
                                                                                 ---------  ---------  ---------
Gross profit...................................................................       37.1       36.6       35.3
Selling, general and administrative expenses...................................       30.7       30.2       28.2
Nonrecurring charge............................................................     --            2.8     --
                                                                                 ---------  ---------  ---------
Operating income...............................................................        6.4        3.6        7.1
Interest expense...............................................................        4.8        3.0        2.7
                                                                                 ---------  ---------  ---------
Income before income taxes and extraordinary item..............................        1.6        0.6        4.5
Provision for income taxes.....................................................        0.7        0.7        1.8
Extraordinary item, net........................................................     --            0.7     --
                                                                                 ---------  ---------  ---------
Net income (loss)..............................................................        0.9%      (0.8)%       2.7%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

FISCAL YEAR ENDED JANUARY 3, 1998 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 26, 1996

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

    As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and had a change in its capital structure (see Notes 1, 5, 6 and 7 to the 1997 Consolidated Financial Statements). Certain nonrecurring charges and an extraordinary loss were recorded in connection with the Acquisition and financing. Accordingly, the results of operations for 1997 and 1996 are not comparable to prior periods. The period prior to the Acquisition reflects nonrecurring charges, principally Company and Sellers' expenses, such as accelerated compensation plan payments to management and professional fees. The period subsequent to the Acquisition reflects increased cost of sales due to higher depreciation expense for assets revalued at the Acquisition, increased interest expense, the amortization of goodwill and tradename and certain prepaid expenses, and an extraordinary loss resulting from the early extinguishment of debt.

    NET SALES. Net sales for fiscal 1997 increased 14.1% to $363.0 million from $318.2 million in fiscal 1996. This increase was due to a 16.2% increase in wholesale sales and a 11.0% increase in retail sales. Wholesale sales for fiscal 1997 increased to $219.5 million from $189.0 million in fiscal 1996. This increase was due primarily to the successful launch of the Company's first lifestyle marketing product line "JOY" (acronym for "Just One Year"). Retail sales for fiscal 1997 increased to $143.4 million from $129.2 million in fiscal 1996. Comparable store sales increased 0.4% in 1997, the first increase posted since 1992. The improvement in outlet store performance is attributed to the investment made in a very talented management team. Each of the key retail management positions was upgraded over the past 18 month period in an effort to improve retail's performance. This team implemented a new marketing strategy and made other operating improvements, which resulted in the first same store sales increase since 1992, with improved profitability.

    GROSS PROFIT. Gross profit for fiscal 1997 increased 15.5% to $134.6 million from $116.5 million in fiscal 1996. Gross profit as a percentage of net sales in fiscal 1997 increased to 37.1% from 36.6% in fiscal 1996. The improvement is attributed to the growth in the Company's "baby" product category, including the new JOY program, improvement in margins from off-price sales, the maturing effect of the Company's three offshore sewing plants and higher levels of efficiency in the Company's manufacturing operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1997 increased 16.2% to $111.5 million from $96.0 million in fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 30.7% in fiscal 1997 from 30.2% in fiscal 1996. This increase in selling, general and administrative expenses as a percentage of net sales resulted from the full year effect of amortization of intangible assets resulting from the Acquisition.

    NONRECURRING CHARGE. In connection with the Acquisition, the Company recorded an $8.8 million nonrecurring charge in 1996. This charge includes $3.5 million of Company and Sellers' expenses and $5.3 million of expenses related to management payments, including the unaccrued costs associated with accelerated compensation plan payments.

    OPERATING INCOME. Operating income for fiscal 1997 increased to $23.1 million from $11.7 million in fiscal 1996 as a result of the changes in selling, general and administrative expenses, gross profit and the nonrecurring charge described above. Operating income as a percentage of net sales increased to 6.4% in fiscal 1997 from 3.6% in fiscal 1996.

    INTEREST EXPENSE. Interest expense for fiscal 1997 increased to $17.6 million from $9.7 million in fiscal 1996. This increase reflects higher interest expense on additional indebtedness resulting from the Acquisition, and higher average borrowings under the Company's revolving credit facility. At January 3, 1998, outstanding debt aggregated $157.1 million, of which a $44.1 million term loan and a $13.0 million revolving credit facility balance bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $571,000. At January 3, 1998, borrowings under the Company's $50.0 million revolving credit facility were $13.0 million. The Company also had $4.3 million of outstanding letters of credit.

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

    NET INCOME (LOSS). As a result of the factors described above, the Company reported net income of $3.1 million in fiscal 1997 compared with a net loss of $2.5 million in fiscal 1996.

FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 30, 1995

    NET SALES. Net sales for fiscal 1996 increased 7.7% to $318.2 million from $295.4 million in fiscal 1995. This increase was due to a 13.2% increase in wholesale sales and a 0.5% increase in retail sales. Wholesale sales for fiscal 1996 increased to $189.0 million from $166.9 million in fiscal 1995. This increase was due primarily to continued strong sales to wholesale customers and improved average pricing, as well as to increased clearance and off-price merchandise sales resulting from the Company's efforts to reduce the high inventory levels experienced at the end of fiscal 1995. In addition, the Company continued to rationalize its product lines by scaling back certain products and by continuing to reduce the overall number of SKUs. Retail sales for fiscal 1996 increased to $129.2 million from $128.5 million in fiscal 1995. This increase was a result of the incremental volume provided by 36 new stores opened since the beginning of fiscal 1995, reduced by comparable store sales declines of 8.8%. Management believes that the comparable store sales declines were due primarily to certain operational and merchandising problems, as well as to a soft retailing environment. Although the soft retailing environment negatively affected the financial performance of all stores, its impact was more measurable when analyzing the performance of comparable stores.

    Comparable store sales declines were also affected by the removal of certain product categories that were sold in the Company's retail outlet stores in fiscal 1995. Management addressed the comparable store sales declines by improving product mix; emphasizing core layette and sleepwear products; improving store layouts; assessing locations, demographics and store sizes; and most notably, a new retail management team was recruited in 1996 and 1997 at the corporate, regional and store levels.

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

    NET INCOME (LOSS). As a result of the factors described above, the Company reported a net loss of $2.5 million in fiscal 1996 compared with net income of $8.1 million in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit facilities.

    Net cash provided by (used in) operating activities ($ millions) in 1997, 1996 and 1995 were $4.1, $31.5 and ($5.5), respectively.

    The net cash flow provided by operating activities in 1997 was $4.1 million, a decrease of $27.4 million compared to fiscal year 1996. This decrease is attributed to an increase in both the 1997 year-end inventory levels and accounts receivable balances. Year-end inventory levels grew to $87.6 million at fiscal year-end 1997 from $76.5 at fiscal year-end 1996. This increase reflects the growth in inventory required to support higher levels of sales demand. The higher accounts receivable balance was due to the increased level of wholesale revenues generated in the fourth quarter of 1997. Wholesale revenues of $53.5 million in the fourth quarter of 1997 reflected an increase of $7.7 million compared to the fourth quarter of 1996.

    At the end of fiscal 1995, the Company's inventory levels exceeded its prior year-end inventories by $28.1 million. Management attributes the inventory build-up during fiscal 1995 to a number of items which the Company believes were successfully addressed in fiscal 1996. Improvements in production planning and reporting were made possible with new information systems, as well as with the implementation of an automatic replenishment system which was fully functioning at its retail stores as of August 1996. In addition, the Company was continuing to aggressively reduce the scope of its product offerings and reduce the amount of open-market purchases, which management believes will help mitigate the Company's exposure to excess finished goods and will allow the Company to continue moderating inventory levels going forward. As a result of these factors, the Company's inventory levels at fiscal year-end 1996 were lower than those at fiscal year-end 1995 despite higher sales.

    The Company invested $13.7 million, $7.8 million and $14.0 million in capital expenditures during fiscal years 1995, 1996 and 1997, respectively.

    The Company incurred significant indebtedness in connection with the Acquisition. At January 3, 1998, the Company had approximately $157.1 million of indebtedness outstanding, consisting of $100.0 million of Notes, $44.1 million in term loan borrowings under the Senior Credit Facility, and $13.0 million of borrowings outstanding under its $50.0 million revolving credit portion of the Senior Credit Facility (exclusive of approximately $4.3 million of outstanding letters of credit). The term loan portion of the Senior Credit Facility will mature on October 31, 2003 and requires semi-annual principal payments totaling $0.9 million in each of 1997, 1998, 1999 and 2000, and $5.4 million, $13.5 million and $22.5 million in 2001, 2002 and 2003, respectively. In November 1996, the term loan was reduced by $5.0 million with proceeds from the issuance of the Notes. The future scheduled payments under the Senior Credit Facility have been reduced ratably for this payment. The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. No principal payments are required on the Notes prior to their scheduled maturity.

    The Company believes that cash generated from operations, together with amounts available under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

    The Senior Credit Facility imposes certain covenants, requirements, and restrictions on actions by the Company and its subsidiaries that, among other things, restrict the payment of dividends.

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

YEAR 2000

    The potential for software processing errors arising from calculations using the Year 2000 date are a known risk. The Company is currently evaluating its financial and operating systems capabilities to ensure such systems and related processes are not adversely affected by conversion of system dates to Year 2000. The Company is also communicating with its strategic suppliers and financial institutions to determine whether their information systems will comply with Year 2000 requirements and not disrupt transactions with the Company. The Company has established a task force to address Year 2000 requirements and to determine cost of compliance. The costs to comply with such requirements have not yet been determined.

ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the new statements on its 1998 disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           THE WILLIAM CARTER COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                            -----------
Report of Independent Accountants.........................................................................          17
Consolidated Balance Sheets at January 3, 1998 and December 28, 1996......................................          18
Consolidated Statements of Operations for the fiscal year ended January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and
  December 31, 1995 through October 29, 1996 (Predecessor)................................................          19
Consolidated Statements of Cash Flows for the fiscal year ended January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and
  December 31, 1995 through October 29, 1996 (Predecessor)................................................          20
Consolidated Statements of Changes in Common Stockholders' Equity for the fiscal year ended January 3,
  1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December
  31, 1995 through October 29, 1996 (Predecessor).........................................................          21
Notes to Consolidated Financial Statements................................................................          22

Report of Independent Accountants.........................................................................          37
Consolidated Statement of Income for the fiscal year ended December 30, 1995..............................          38
Consolidated Statement of Cash Flows for the fiscal year ended December 30, 1995..........................          39
Consolidated Statement of Changes in Stockholders' Equity for the fiscal year ended
  December 30, 1995.......................................................................................          40
Notes to Consolidated Financial Statements................................................................          41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of The William Carter Company:

    We have audited the accompanying consolidated balance sheets of The William Carter Company and its subsidiaries (the "Company") as of January 3, 1998 and December 28, 1996 and the related consolidated statements of operations, cash flows and changes in common stockholders' equity for the year ended January 3, 1998 ("Successor," as defined in Note 1), the period from October 30, 1996 through December 28, 1996 (Successor) and the period from December 31, 1995 through October 29, 1996 ("Predecessor," as defined in Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The William Carter Company and its subsidiaries as of January 3, 1998 and December 28, 1996, and the consolidated results of their operations and their cash flows for the Successor year ended January 3, 1998, the Successor period from October 30, 1996 through December 28, 1996, and the Predecessor period from December 31, 1995 through October 29, 1996 in conformity with generally accepted accounting principles.

                                          /s/ Coopers & Lybrand L.L.P.

Stamford, Connecticut
March 27, 1998

                           THE WILLIAM CARTER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                SUCCESSOR
                                                                                        -------------------------
                                                                                        JANUARY 3,   DECEMBER 28,
                                                                                           1998          1996
                                                                                        -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $   4,259    $    1,961
  Accounts receivable, net of allowance for doubtful accounts of $2,374 in 1997 and
    $2,691 in 1996....................................................................      30,134        19,259
  Inventories.........................................................................      87,639        76,540
  Prepaid expenses and other current assets...........................................       3,390         6,378
  Deferred income taxes...............................................................      12,910        14,502
                                                                                        -----------  ------------
    Total current assets..............................................................     138,332       118,640
Property, plant and equipment, net....................................................      53,011        48,221
Tradename, net........................................................................      97,083        99,583
Cost in excess of fair value of net asset acquired, net...............................      31,445        38,363
Deferred debt issuance costs, net.....................................................       7,980         8,618
Other assets..........................................................................       4,048         5,284
                                                                                        -----------  ------------
    Total assets......................................................................   $ 331,899    $  318,709
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt................................................   $     900    $      900
  Accounts payable....................................................................      14,582        14,593
  Other current liabilities...........................................................      35,267        32,355
                                                                                        -----------  ------------
    Total current liabilities.........................................................      50,749        47,848
Long-term debt........................................................................     156,200       144,100
Deferred income taxes.................................................................      39,777        40,861
Other long-term liabilities...........................................................       9,990        10,178
                                                                                        -----------  ------------
    Total liabilities.................................................................     256,716       242,987
                                                                                        -----------  ------------
Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and
  redemption value, 5,000 shares authorized, issued and outstanding...................      18,462        18,234
                                                                                        -----------  ------------
Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized, issued and
    outstanding.......................................................................      --            --
  Additional paid-in-capital..........................................................      56,721        59,566
  Accumulated deficit.................................................................      --            (2,078)
                                                                                        -----------  ------------
  Common stockholder's equity.........................................................      56,721        57,488
                                                                                        -----------  ------------
    Total liabilities and stockholder's equity........................................   $ 331,899    $  318,709
                                                                                        -----------  ------------
                                                                                        -----------  ------------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                         SUCCESSOR
                                                                ----------------------------
                                                                             FOR THE PERIOD       PREDECESSOR
                                                                              FROM OCTOBER    --------------------
                                                                  FOR THE          30,           FOR THE PERIOD
                                                                YEAR ENDED    1996 THROUGH     FROM DECEMBER 31,
                                                                JANUARY 3,    DECEMBER 28,        1995 THROUGH
                                                                   1998           1996          OCTOBER 29, 1996
                                                                -----------  ---------------  --------------------
Net sales.....................................................   $ 362,954      $  51,496         $    266,739
Cost of goods sold............................................     228,358         31,708              170,027
                                                                -----------       -------             --------
Gross profit..................................................     134,596         19,788               96,712

Selling, general and administrative...........................     111,505         16,672               79,296
Nonrecurring charge...........................................      --             --                    8,834
                                                                -----------       -------             --------
Operating income..............................................      23,091          3,116                8,582
Interest expense..............................................      17,571          2,631                7,075
                                                                -----------       -------             --------
Income before income taxes and extraordinary item.............       5,520            485                1,507

Provision for income taxes....................................       2,429            212                1,885
                                                                -----------       -------             --------
Income (loss) before extraordinary item.......................       3,091            273                 (378)
Extraordinary item, net of income tax benefit of $1,270.......      --              2,351              --
                                                                -----------       -------             --------
Net income (loss).............................................       3,091         (2,078)                (378)

Dividend requirements on preferred/redeemable preferred and
  accretion on redeemable preferred stock.....................      (2,675)          (434)              (1,132)
                                                                -----------       -------             --------

Net income (loss) applicable to common stockholder............   $     416      $  (2,512)        $     (1,510)
                                                                -----------       -------             --------
                                                                -----------       -------             --------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                           SUCCESSOR
                                                                  ----------------------------
                                                                               FOR THE PERIOD      PREDECESSOR
                                                                                FROM OCTOBER    -----------------
                                                                    FOR THE          30,         FOR THE PERIOD
                                                                  YEAR ENDED    1996 THROUGH    FROM DECEMBER 31,
                                                                  JANUARY 3,    DECEMBER 28,      1995 THROUGH
                                                                     1998           1996        OCTOBER 29, 1996
                                                                  -----------  ---------------  -----------------
Cash flows from operating activities:
  Net income (loss).............................................   $   3,091      $  (2,078)        $    (378)
  Extraordinary loss, net of taxes..............................      --              2,351            --
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...............................      15,122          2,588             6,979
    Loss on disposal of fixed assets............................         153         --                --
    Deferred tax provision......................................         870            212             2,381
    Effect of changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable................     (10,875)         7,975           (12,540)
      (Increase) decrease in inventories........................      (7,047)          (704)            8,392
      Decrease (increase) in prepaid expenses and other
        assets..................................................       2,876         (4,432)            2,759
      Increase in accounts payable and other liabilities........          62          1,183            16,812
      Other.....................................................        (163)        --                --
                                                                  -----------  ---------------       --------
      Net cash provided by operating activities.................       4,089          7,095            24,405
                                                                  -----------  ---------------       --------
Cash flows from investing activities:
  Proceeds from sale of fixed assets............................          48         --                --
  Capital expenditures..........................................     (14,013)        (3,749)           (4,007)
  Payment to Sellers for the Acquisition........................      --           (117,773)           --
  Payments of Acquisition costs.................................      --            (21,705)           --
                                                                  -----------  ---------------       --------
      Net cash used in investing activities.....................     (13,965)      (143,227)           (4,007)
                                                                  -----------  ---------------       --------
Cash flows from financing activities:
  Proceeds from Successor revolving line of credit..............     107,000          6,100            --
  Payments of Successor revolving line of credit................     (94,000)        (6,100)           --
  Proceeds from other Successor debt............................      --            240,000            --
  Payments of other Successor debt..............................        (900)       (95,000)           --
  Proceeds from Predecessor revolving line of credit............      --             --                12,500
  Payments of Predecessor revolving line of credit..............      --             --               (31,500)
  Payments of other Predecessor debt............................      --            (68,062)             (433)
  Payment of Predecessor accrued interest.......................      --             (1,059)           --
  Payments of financing costs...................................        (650)       (12,432)           --
  Proceeds from issuance of Successor common stock..............      --             60,000            --
  Proceeds from issuance of Successor preferred stock...........      --             20,000            --
  Stock issuance costs of Successor preferred stock.............      --             (2,200)           --
  Payment of Successor preferred stock dividends................      (2,447)        --                --
  Payment of other Successor dividends..........................      (1,183)        --                --
  Payment of Predecessor preferred stock dividends..............      --             (2,747)           --
  Payment of Predecessor's guaranteed yield dividend on common
    stock.......................................................      --             (4,237)           --
  Other.........................................................       4,354         --                --
                                                                  -----------  ---------------       --------
      Net cash provided by (used in) financing activities.......      12,174        134,263           (19,433)
                                                                  -----------  ---------------       --------
Net increase (decrease) in cash and cash equivalents............       2,298         (1,869)              965
Cash and cash equivalents at beginning of period................       1,961          3,830             2,865
                                                                  -----------  ---------------       --------
Cash and cash equivalents at end of period......................   $   4,259      $   1,961         $   3,830
                                                                  -----------  ---------------       --------
                                                                  -----------  ---------------       --------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                        CLASS A      CLASS B     CLASS C   ADDITIONAL
                                                           COMMON       COMMON       COMMON      COMMON      PAID-IN    ACCUMULATED
                                                            STOCK        STOCK        STOCK       STOCK      CAPITAL      DEFICIT
                                                         -----------  -----------  -----------  ---------  -----------  ------------
PREDECESSOR:
  BALANCE AT DECEMBER 30, 1995.........................                $  --        $  --       $  --       $  92,379    $  (97,057)
  Net loss.............................................                                                                        (378)
  Preferred stock dividend.............................                                                                      (2,747)
  Common stock guaranteed-yield dividend...............                                                                      (4,237)
                                                                      -----------  -----------  ---------  -----------  ------------
  BALANCE AT OCTOBER 29, 1996..........................                $  --        $  --       $  --       $  92,379    $ (104,419)
                                                                      -----------  -----------  ---------  -----------  ------------
                                                                      -----------  -----------  ---------  -----------  ------------
SUCCESSOR:
  BALANCE AT OCTOBER 30, 1996..........................   $  --                                             $  --        $   --
  Sale of Common Stock on October 30, 1996.............                                                        60,000
  Accrued dividends and accretion on redeemable
    preferred stock....................................                                                          (434)
  Net loss.............................................                                                                      (2,078)
                                                         -----------                                       -----------  ------------
  BALANCE AT DECEMBER 28, 1996.........................   $  --                                             $  59,566    $   (2,078)
  Accrued dividends and accretion on redeemable
    preferred stock....................................                                                        (1,662)       (1,013)
  Other dividends......................................                                                        (1,183)
  Net income...........................................                                                                       3,091
                                                         -----------                                       -----------  ------------
  BALANCE AT JANUARY 3, 1998...........................   $  --                                             $  56,721    $   --
                                                         -----------                                       -----------  ------------
                                                         -----------                                       -----------  ------------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

    The William Carter Company, Inc. (the "Company") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). On October 30, 1996, Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding Common and Preferred Stock of the Company from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers"). Financing for the Acquisition totaled $226.1 million and was provided by (i) $56.1 million borrowings under a $100.0 million Senior Credit Facility; (ii) $90.0 million of borrowings under a Subordinated Loan Facility; (iii) $70.9 million of capital invested by affiliates of Investcorp and certain other investors in Holdings, which included a $20.0 million investment by Holdings in the Company's newly issued Redeemable Preferred Stock; and (iv) issuance of non-voting stock of Holdings valued at $9.1 million to certain members of management.

    In addition to purchasing or exchanging and retiring the previously issued capital stock of the Company, the proceeds of the Acquisition and financing were used to make certain contractual payments to management ($11.3 million), pay for costs of the transactions ($20.9 million), and to retire all outstanding balances on the Company's previously outstanding long-term debt along with accrued interest thereon ($69.1 million). In November 1996, the Company offered and sold in a private placement $100 million of Subordinated Notes, the net proceeds of which were used to retire the $90 million of Subordinated Loan Facility borrowings and $5 million of borrowings under the Senior Credit Facility. Holdings has substantially no assets or investments other than the shares of The William Carter Company.

    For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition and the "Company" for both periods.

    The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted, at the Acquisition date, to reflect the allocation of the purchase price based on estimated fair values. A summary of the purchase price allocation, at the Acquisition date, is as follows ($000):

Total financed purchase price.....................................  $ 226,100
Less, amounts applied to pay Predecessor dividends and expenses...    (14,915)
                                                                    ---------
                                                                    $ 211,185
                                                                    ---------
                                                                    ---------
Allocated to:
Cash and cash equivalents.........................................  $   3,830
Accounts receivable, net..........................................     27,234
Inventories.......................................................     75,836
Prepaid expenses and other current assets.........................      4,696
Property, plant and equipment, net................................     46,081
Tradename.........................................................    100,000
Cost in excess of fair value......................................     38,522
Deferred debt issuance costs......................................      8,283
Other assets......................................................      1,303
Accounts payable..................................................    (13,393)
Other current liabilities.........................................    (47,797)
Other long-term liabilities.......................................     (9,590)
Net deferred taxes................................................    (26,020)
Preferred stock issuance costs....................................      2,200
                                                                    ---------
                                                                    $ 211,185
                                                                    ---------
                                                                    ---------

                           THE WILLIAM CARTER COMPANY

NOTE 1--THE COMPANY: (CONTINUED)
    In fiscal 1997, certain revisions to the preceding estimates were made, as follows ($000):

Inventories.......................................................  $   4,052
Cost in excess of fair value......................................     (5,956)
Net deferred taxes................................................        201
Other current liabilities.........................................      1,703

    While actual results may differ from these revised estimates, such differences are not expected to be material.

    A $14.9 million portion of the purchase price was applied to pay certain Predecessor dividends and expenses during the period ended December 28, 1996. This consisted of $2.8 million and $4.2 million, respectively, in dividends triggered on the Predecessor's Preferred and Common Stock, plus portions of compensation-related charges ($5.1 million) and other expense charges ($2.8 million) of the Predecessor incurred in connection with the Acquisition.

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

                                                   PREDECESSOR    SUCCESSOR
                                                     FOR THE       FOR THE
                                                   PERIOD FROM   PERIOD FROM                PRO FORMA FOR
                                                   DECEMBER 31,  OCTOBER 30,                  THE YEAR
                                                   1995 THROUGH  1996 THROUGH                   ENDED
                                                   OCTOBER 29,   DECEMBER 28,   PRO FORMA   DECEMBER 28,
                                                       1996          1996      ADJUSTMENTS      1996
                                                   ------------  ------------  -----------  -------------
Net sales........................................   $  266,739    $   51,496    $  --        $   318,235
Gross profit.....................................       96,712        19,788         (282)(a)      116,218
Selling, general and administrative..............       79,296        16,672        3,519(b)       99,487
Nonrecurring charge..............................        8,834        --           (8,834)(c)      --
Operating income.................................        8,582         3,116        5,033         16,731
Interest expense.................................        7,075         2,631        7,172(d)       16,878
Income (loss) before income taxes and
  extraordinary item.............................        1,507           485       (2,139)          (147)
Provision for income taxes.......................        1,885           212       (1,848)(e)          249
Income (loss) before extraordinary item..........         (378)          273         (291)          (396)
Extraordinary item, net..........................       --             2,351       (2,351)(f)      --
Net income (loss)................................   $     (378)   $   (2,078)   $   2,060    $      (396)
Dividend and accretion on redeemable preferred
  stock..........................................                 $     (434)   $  (2,186)(g)  $    (2,620)
Net loss applicable to common stockholder........                                            $    (3,016)

                           THE WILLIAM CARTER COMPANY

NOTE 1--THE COMPANY: (CONTINUED)
    Pro forma adjustments represent: a) increase in depreciation expenses relating to revaluation of property, plant and equipment; b) amortization of tradename and cost in excess of fair value of net assets acquired; decrease to periodic expense for postretirement benefits; and management fee expense in accordance with the terms of the Company's new management agreement with Holdings; c) elimination of nonrecurring charges directly related to the transactions; d) increases in interest expense resulting from the change in the Company's debt structure; e) income tax effects of pro forma adjustments; f) elimination of extraordinary charges directly related to the transactions; and
g) dividend and accretion requirements on Redeemable Preferred Stock.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Company is a United States based manufacturer and marketer of premier branded childrenswear under the Carter's and Baby Dior labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 138 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The retail operations represent approximately 40% of consolidated net sales.

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These subsidiaries consist of facilities in Costa Rica, the Dominican Republic and, added in fiscal 1997, Mexico. These facilities represent approximately 47% of the Company's sewing production. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

    The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect the Company's financial position as of January 3, 1998 and December 28, 1996 and results of operations for the year ended January 3, 1998 ("Successor period"), the period from October 30, 1996 through December 28, 1996 ("Successor period") and the period from December 31, 1995 through October 29, 1996 ("Predecessor period"). The fiscal year ended January 3, 1998 (fiscal 1997) contains 53 weeks and, collectively, the fiscal 1996 Predecessor and Successor periods contain 52 weeks.

CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. The Company had cash concentrations, in excess of deposit insurance limits, in six banks at both January 3, 1998 and December 28, 1996.

ACCOUNTS RECEIVABLE:

    Approximately 69% and 75% of the Company's gross accounts receivable at January 3, 1998 and December 28, 1996, respectively, were from its ten largest wholesale customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of gross accounts receivable.

                           THE WILLIAM CARTER COMPANY

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings-- 15 to 50 years; and machinery and equipment--3 to 10 years. Leasehold improvements are amortized over the lesser of the asset life or related lease term.

TRADENAME AND COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

    Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition over the fair value of the net assets acquired. At each balance sheet date, management determines whether there has been a permanent impairment in the value of the tradename and goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of these intangibles. The amount of any resulting impairment will be calculated using the present value of the same cash flows from operating activities. The factors considered in this assessment will include operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

    The tradename and goodwill are each being amortized on a straight-line basis over their estimated lives of 40 years. Accumulated amortization of the tradename at January 3, 1998 and December 28, 1996 was $2,917,000 and $417,000, respectively. Accumulated amortization of goodwill at January 3, 1998 and December 28, 1996 was $1,121,000 and $159,000, respectively.

DEFERRED DEBT ISSUANCE COSTS:

    Debt issuance costs are deferred and amortized to interest expense using the straight line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,287,000 for the year ended January 3, 1998, $174,000 for the period ended December 28, 1996 and $367,000 for the period ended October 29, 1996. An extraordinary item for the Successor period from October 30, 1996 through December 28, 1996 reflects the write-off of $3.4 million and $0.2 million of deferred debt issuance costs related to the $90.0 million Subordinated Loan Facility and portion of the Senior Credit Facility, respectively, repaid with the proceeds of the $100.0 million Senior Subordinated Notes in November 1996, net of income tax effects.

STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS:

    The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was adopted in 1996 for disclosure purposes only. See Note 10.

                           THE WILLIAM CARTER COMPANY

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
INCOME TAXES:

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS 109, the deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year; the net change during the year in the Company's deferred tax assets and liabilities; and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOWS INFORMATION:

    Interest paid in cash approximated $16,283,000 for the year ended January 3, 1998, $2,463,000 for the period ended December 28, 1996 and $6,708,000 for the period ended October 29, 1996. Income taxes (received) paid in cash approximated ($900,000) for the year ended January 3, 1998, ($771,000) for the period ended December 28, 1996 and $903,000 for the period ended October 29, 1996.

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

NEW ACCOUNTING STANDARDS:

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the new statements on its 1998 disclosures.

                           THE WILLIAM CARTER COMPANY

NOTE 3--INVENTORIES:

    Inventories consisted of the following ($000):

                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1998          1996
                                                                     -----------  ------------
Finished goods.....................................................   $  50,026    $   51,700
Work in process....................................................      24,069        15,884
Raw materials and supplies.........................................      13,544         8,956
                                                                     -----------  ------------
                                                                      $  87,639    $   76,540
                                                                     -----------  ------------
                                                                     -----------  ------------

NOTE 4--FIXED ASSETS:

    Fixed assets consisted of the following ($000):

                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1998          1996
                                                                     -----------  ------------
Land, buildings and improvements...................................   $  14,526    $   12,679
Machinery and equipment............................................      49,077        37,155
                                                                     -----------  ------------
                                                                         63,603        49,834
Accumulated depreciation and amortization..........................     (10,592)       (1,613)
                                                                     -----------  ------------
                                                                      $  53,011    $   48,221
                                                                     -----------  ------------
                                                                     -----------  ------------

    Depreciation expense ($000) was $9,023 for the year ended January 3, 1998, $1,613 for the period ended December 28, 1996 and $6,612 for the period ended October 29, 1996.

NOTE 5--LONG-TERM DEBT:

    Long-term debt consisted of the following ($000):

                                                                     JANUARY 3,  DECEMBER 28,
                                                                        1998         1996
                                                                     ----------  ------------
Senior Credit Facility term loan...................................  $   44,100   $   45,000
Senior Credit Facility revolving credit............................      13,000       --
10 3/8% (Series A) Senior Subordinated Notes due 2006..............     100,000      100,000
                                                                     ----------  ------------
                                                                        157,100      145,000
Current maturities.................................................        (900)        (900)
                                                                     ----------  ------------
                                                                     $  156,200   $  144,100
                                                                     ----------  ------------
                                                                     ----------  ------------

    The Senior Credit Facility provides for a $50.0 million Tranche B term loan facility. The Tranche B term loans have a final scheduled maturity date of October 31, 2003. The principal amounts of the Tranche B term loans are required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5 million in fiscal year 2002 and $22.5 million in fiscal year 2003. In November 1996, proceeds of the 10 3/8% Senior Subordinated Notes were used to repay $5.0 million of the term loan. The repayment schedule has been adjusted ratably for this payment.

                           THE WILLIAM CARTER COMPANY

NOTE 5--LONG-TERM DEBT: (CONTINUED)
    The Senior Credit Facility also provides for a $50.0 million revolving credit facility. The revolving credit facility will expire on the earlier of (a) October 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. There is no scheduled interim amortization of principal. The facility has a sublimit of $10.0 million for letters of credit of which $4.3 million was used for letters of credit as of January 3, 1998. A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility.

    Borrowings under the Senior Credit Facility accrue interest at either the Alternate Base Rate (the "Alternate Base Rate") or an adjusted Eurodollar Rate (the "Eurodollar Rate"), at the option of the Company, plus the applicable interest margin. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum, (ii) the Base CD Rate plus 1% per annum and (iii) The Chase Manhattan Bank's Prime Rate. The applicable interest margin with respect to loans made under the revolving credit facility is 2.50% per annum with respect to loans that accrue interest at the Eurodollar Rate and 1.50% per annum for loans that accrue interest at the Alternate Base Rate. The applicable interest margin with respect to Tranche B term loans is 3.00% per annum for loans that accrue interest at the Eurodollar Rate and 2.00% per annum for loans that accrue interest at the Alternate Base Rate. The effective interest rate on borrowings outstanding at January 3, 1998 and December 28, 1996 was 9.9% and 9.8%, respectively. Interest on the Senior Credit Facility is payable quarterly.

    The Senior Credit Facility requires that upon a public offering by the Company, Holdings or any subsidiary of the Company of its common or other voting stock, 50% of the net proceeds from such offering (only after the redemption, repurchase or cancellation of the Redeemable Preferred Stock and the redemption of up to 35% of the Notes) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Upon the incurrence of any additional indebtedness (other than indebtedness permitted under the Senior Credit Facility), or upon the receipt of proceeds from certain asset sales and exchanges, 100% of the net proceeds from such incurrence, sale or exchange is required to be applied. In addition, the Senior Credit Facility requires that either 75% or 50% (depending on certain circumstances) of Excess Cash Flow (as defined in the Senior Credit Facility) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Such prepayments are required to be so applied first to the prepayment of the term loans and second to reduce permanently the revolving credit commitments. Subject to certain conditions, the Company may, from time to time, make optional prepayments of loans without premium or penalty.

    The loans are collateralized by a first priority interest in substantially all the personal property and certain real property of the Company and a pledge of all the issued and outstanding stock of the Company and its domestic subsidiary, as well as 65% of the issued and outstanding stock of the Company's foreign subsidiaries.

    The Senior Credit Facility imposes certain covenants, requirements, and restrictions on actions by the Company and its subsidiaries that, among other things, restrict: (i) the incurrence and existence of indebtedness; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens or other encumbrances; (iv) the incurrence and existence of contingent obligations; (v) the payment of dividends and repurchases of common stock; (vi) prepayments and amendments of certain subordinated debt instruments and equity;
(vii) investments, loans and advances; (viii) capital expenditures; (ix) changes in fiscal year; (x) certain transactions with affiliates; and (xi) changes in lines of business. In addition, the

                           THE WILLIAM CARTER COMPANY

NOTE 5--LONG-TERM DEBT: (CONTINUED)
Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio.

    The 10 3/8% Senior Subordinated Notes were issued in November 1996. The proceeds from the Notes were used to repay $90.0 million of Acquisition-related financing and $5.0 million of the Senior Credit Facility term loan.

    In April 1997, the Company completed a registration with the Securities and Exchange Commission related to an Exchange Offer for $100,000,000 of 10 3/8% Series A Senior Subordinated Notes for a like amount of the 10 3/8% Senior Subordinated Notes issued in the November 1996 private placement. The terms and provisions of the Notes were essentially unchanged.

    Interest on the Notes is to be paid semi-annually on June 1 and December 1 of each year, commencing on June 1, 1997. The Notes will be redeemable, in whole or in part, at the option of the Company on or after December 1, 2001 at the following redemption prices, plus accrued interest to the date of redemption:

YEAR                                                              REDEMPTION PRICE
----------------------------------------------------------------  ----------------
2001............................................................        105.188%
2002............................................................        103.458%
2003............................................................        101.729%
2004 and thereafter.............................................        100.000%

    The Notes are uncollateralized. The Notes contain provisions and covenants, including limitations on other indebtedness, restricted payments and distributions, sales of assets and subsidiary stock, liens and certain other transactions.

    Aggregate minimum scheduled maturities of long-term debt during each of the next five fiscal years subsequent to January 3, 1998 are as follows ($000): fiscal 1998--$900; 1999--$900; 2000--900; 2001-- $18,400; and 2002--$13,500.

    The fair value of the Company's long-term debt was approximately $6.0 million greater than the book value as of January 3, 1998. At December 28, 1996, the carrying value of the Company's debt was deemed to approximate its fair value since the terms of such debt, including interest rates, are variable with market rates and/or were recently negotiated.

NOTE 6--REDEEMABLE PREFERRED STOCK:

    On October 30, 1996, the Company authorized and issued 5,000 shares of Preferred Stock, par value $.01 per share. At January 3, 1998 and December 28, 1996, there were 5,000 shares of Preferred Stock outstanding, all of which were held by Holdings.

    Dividends on the Preferred Stock accrue at a rate of 12% per annum. Dividends are cumulative and are payable when and as declared by the Board of Directors of the Company, out of assets legally available therefore, on May 1 and November 1 of each year, commencing on May 1, 1997. To the extent that dividends are accrued, but have not been declared and paid, such undeclared and unpaid dividends will accrue additional dividends from the date upon which such dividends accrued until the date upon which they are paid at the rate of 14% per annum. During fiscal 1997, dividends totaling $2,447,000 were declared and paid pursuant to these provisions.

                           THE WILLIAM CARTER COMPANY

NOTE 6--REDEEMABLE PREFERRED STOCK: (CONTINUED)
    The shares of Preferred Stock are redeemable at the option of the Company at a redemption price of $4,000 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. If permitted under the Senior Credit Facility and the Indenture, the shares of Preferred Stock may be redeemed in whole, or in not more than two partial redemptions, provided that in the first of such two partial redemptions not less than 50% of the number of shares of Preferred Stock then outstanding shall be redeemed, and that in the second of such two partial redemptions all of the shares of Preferred Stock then outstanding shall be redeemed. On December 15, 2007, the Company is required to redeem all outstanding shares of Preferred Stock at a redemption price of $4,000 per share plus accrued and unpaid dividends. All outstanding shares of Preferred Stock are pledged to collateralize the Company's obligations under the Senior Credit Facility.

    The shares of Preferred Stock have no voting rights, other than as provided by Massachusetts law.

    In the event of liquidation, the holders of the Preferred Stock are entitled to receive out of the assets of the Company available for distribution to shareholders, on a priority basis, the amount of $4,000 per share, plus a sum equal to all dividends on such shares accrued and unpaid.

    The Preferred Stock was issued for $20.0 million and was recorded net of issuance costs of $2.2 million. The carrying amount is increased by periodic accretion, using the interest method with charges to retained earnings or paid-in-capital, so that the carrying amount will equal the mandatory redemption amount, including accrued but undeclared or unpaid dividends, at the mandatory redemption date.

NOTE 7--COMMON STOCK:

    At January 3, 1998 and December 28, 1996, the authorized Common Stock of the Company consisted of 1,000 shares of Common Stock, par value $.01 per share. At January 3, 1998 and December 28, 1996, there were 1,000 shares of Common Stock issued and outstanding, all of which were held of record by Holdings. All outstanding shares of Common Stock are pledged to collateralize the Company's obligations under the Senior Credit Facility. Pursuant to the restrictions contained in the Senior Credit Facility and the Indenture, the Company is not expected to be able to pay dividends on its Common Stock for the foreseeable future, other than certain limited dividends or winding up of the Company. Each share of Common Stock entitles the holder thereof to one vote on all matters to be voted on by shareholders of the Company. In the event of a liquidation, the holders of the Common Stock are entitled to share in the remaining assets of the Company after payment of all liabilities and after satisfaction of all liquidation preferences payable to the holders of Preferred Stock.

NOTE 8--PREDECESSOR CAPITAL STOCK:

    At December 30, 1995 and until October 30, 1996, the Company had outstanding 50,000 shares of Series A preferred stock, $.01 par value per share, carried at $50 million; 10,000 shares of Class A Common, $.01 par value per share; 10,000 shares of Class B Common, $.01 par value per share; 2,785 shares of Class C Common; and $92.4 million of additional paid-in-capital. In conjunction with the Acquisition, cumulative dividends totaling $2.8 million on the Series A preferred and $4.2 million guaranteed-yield dividends on the common were required to be paid to the respective stockholders, and all shares were acquired and retired.

                           THE WILLIAM CARTER COMPANY

NOTE 9--EMPLOYEE BENEFIT PLANS:

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

    The following table sets forth the components of the accumulated postretirement benefit obligation (APBO) at January 3, 1998 and December 28, 1996 ($000):

                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1998          1996
                                                                     -----------  -------------
Retirees...........................................................   $   6,139     $   5,527
Actives ineligible to retire.......................................       2,813         2,552
Actives eligible to retire.........................................       1,043           406
                                                                     -----------       ------
Total APBO.........................................................   $   9,995     $   8,485
                                                                     -----------       ------
                                                                     -----------       ------

    The funded status of the plan is reconciled to the accrued postretirement benefit liability recognized in the accompanying consolidated balance sheets (included in "Other long-term liabilities") at January 3, 1998 and December 28, 1996, as follows ($000):

                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1998          1996
                                                                     -----------  -------------
Total APBO.........................................................   $   9,995     $   8,485
Plan assets at fair value..........................................      --            --
Unrecognized net loss..............................................      (1,442)           56
                                                                     -----------       ------
Accrued postretirement benefit liability...........................   $   8,553     $   8,541
                                                                     -----------       ------
                                                                     -----------       ------

    Net periodic postretirement benefit cost (NPPBC) charged to operations for the Predecessor period from December 31, 1995 through October 29, 1996, the Successor period from October 30, 1996 through December 28, 1996 and for the Successor year ended January 3, 1998 included the following components ($000):

                                                                                SUCCESSOR              PREDECESSOR
                                                                               PERIOD FROM             PERIOD FROM
                                                            SUCCESSOR       OCTOBER 30, 1996        DECEMBER 31, 1995
                                                           YEAR ENDED            THROUGH                 THROUGH
                                                         JANUARY 3, 1998    DECEMBER 28, 1996       OCTOBER 29, 1996
                                                        -----------------  -------------------  -------------------------
Service cost..........................................      $     169           $      21               $     100
Interest cost.........................................            649                  95                     482
Amortization of transition obligation.................         --                  --                         318
Amortization of net loss..............................             34              --                          45
                                                                -----               -----                   -----
Total NPPBC...........................................      $     852           $     116               $     945
                                                                -----               -----                   -----
                                                                -----               -----                   -----

    The discount rate used in determining the APBO was 6.75% and 7.0% as of January 3, 1998 and December 28, 1996, respectively. In conjunction with purchase accounting for the Acquisition, the Company was required to record a liability on its balance sheet for the accumulated postretirement benefit

                           THE WILLIAM CARTER COMPANY

NOTE 9--EMPLOYEE BENEFIT PLANS: (CONTINUED) obligation at the Acquisition date. Accordingly, net periodic postretirement benefit cost for the Successor is not comparable to that for the Predecessor. The effects on the Company's plan of all future increases in health care cost are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

    The Company has an obligation under a defined benefit plan covering certain former officers. At January 3, 1998 and December 28, 1996, the present value of the estimated remaining payments under this plan was approximately $1.8 million and is included in other current and long-term liabilities.

    Prior to the Acquisition, the Company also maintained a Management Equity Participation Plan ("MEPP") and a Long Term Incentive Plan ("LTIP") for executive and other key salaried employees. These plans were terminated in conjunction with the Acquisition. Expenses related to these two plans for the Predecessor period totaled $4.9 million, including $3.3 million paid as a result of the Acquisition.

    The Company also sponsors a defined contribution plan within the U.S. The plan covers employees who are at least 21 years of age and have completed one year of service, during which at least 1,000 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which the Company matches up to 4% of the employee contribution, at a rate of 75% on the first 2% and 50% on the second 2%. The Company's expense for the defined contribution plan totaled approximately ($000): $785 for the fiscal year ended January 3, 1998, $100 for the period ended December 28, 1996 and $1,112 for the period ended October 29, 1996.

NOTE 10--MANAGEMENT STOCK INCENTIVE PLAN:

    Upon consummation of the Acquisition, Holdings adopted a Management Stock Incentive Plan in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to Class C stock of Holdings. Options for up to 75,268 shares may be granted to certain employees under the plan, of which 7,966 and 3,069 remain ungranted at January 3, 1998 and December 28, 1996, respectively. In October 1996, Holdings granted options to purchase 72,199 shares of its Class C stock to certain employees of the Company. The exercise price of each such option and options granted in fiscal year 1997 is $60.00 per share, which is the same price per share paid by existing holders of Holdings' Class C stock, and which is deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense has been recognized on the options granted in either of the Successor periods. All options granted vest ratably over five years (contingent upon the Company meeting specific earnings targets) and expire in ten years, with weighted average remaining contractual lives of approximately nine years at January 3, 1998.

                           THE WILLIAM CARTER COMPANY

NOTE 10--MANAGEMENT STOCK INCENTIVE PLAN: (CONTINUED)
    A summary of stock options as of January 3, 1998 and changes during the year then ended is presented below:

                                                                                     OPTION TO
                                                                                     PURCHASE
                                                                                     NUMBER OF
                                                                                      SHARES
                                                                                    -----------
Outstanding, beginning of year (none exercisable).................................      72,199
Granted...........................................................................       4,000
Exercised.........................................................................      --
Forfeited.........................................................................      (8,897)
Expired...........................................................................      --
                                                                                    -----------
Outstanding, end of year..........................................................      67,302
                                                                                    -----------
                                                                                    -----------
Exercisable, end of year..........................................................      13,460
                                                                                    -----------
                                                                                    -----------

    The fair value of each granted option, at the date of grant, has been estimated to be $29.50. This was estimated using a minimum value method, at a risk free interest rate assumption of 7.0%, expected life of ten years, and no expected dividends.

    If the fair value based method required by SFAS 123 had been applied, estimated compensation expense for the year ended January 3, 1998 would have been approximately $400,000, resulting in pro forma net income of $2,851,000. There would have been no compensation cost associated with these option grants for the period ended December 28, 1996 and the Company's net income would have been unchanged.

NOTE 11--INCOME TAXES:

    The provision for income taxes consisted of the following ($000):

                                                                                 SUCCESSOR             PREDECESSOR
                                                                                PERIOD FROM            PERIOD FROM
                                                           SUCCESSOR         OCTOBER 30, 1996       DECEMBER 31, 1995
                                                          YEAR ENDED              THROUGH                THROUGH
                                                        JANUARY 3, 1998      DECEMBER 28, 1996      OCTOBER 29, 1996
                                                        ---------------  -------------------------  -----------------
Current tax provision (benefit):
  Federal.............................................     $   1,231             $  --                  $    (484)
  State...............................................           278                --                        (12)
  Foreign.............................................            50                --                     --
                                                              ------                 -----                 ------
    Total current provision (benefit).................          1559                --                       (496)
                                                              ------                 -----                 ------
Deferred tax provision
  Federal.............................................           775                   188                  2,121
  State...............................................            95                    24                    260
                                                              ------                 -----                 ------
    Total deferred provision..........................           870                   212                  2,381
                                                              ------                 -----                 ------
    Total provision...................................     $   2,429             $     212              $   1,885
                                                              ------                 -----                 ------
                                                              ------                 -----                 ------

                           THE WILLIAM CARTER COMPANY

NOTE 11--INCOME TAXES: (CONTINUED)
    Components of deferred tax assets and liabilities were as follows ($000):

                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1998          1996
                                                                     -----------  ------------
Deferred tax assets:
  Accounts receivable allowance....................................   $   1,237    $    1,279
  Inventory valuation..............................................       5,777         7,740
  Liability accruals...............................................       5,879         6,659
  Deferred employee benefits.......................................       3,755         3,820
  Loss and tax credit carryforwards................................         193         1,149
  Other............................................................         929           808
                                                                     -----------  ------------
    Total deferred tax assets......................................   $  17,770    $   21,455
                                                                     -----------  ------------
                                                                     -----------  ------------
Deferred tax liabilities
  Tradename........................................................   $  35,921    $   36,846
  Depreciation.....................................................       8,284         8,788
  Deferred employee benefits.......................................         432         1,733
  Other............................................................      --               447
                                                                     -----------  ------------
    Total deferred tax liabilities.................................   $  44,637    $   47,814
                                                                     -----------  ------------
                                                                     -----------  ------------

    The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                                                                         SUCCESSOR              PREDECESSOR
                                                                                        PERIOD FROM             PERIOD FROM
                                                                  SUCCESSOR          OCTOBER 30, 1996        DECEMBER 31, 1995
                                                                 YEAR ENDED               THROUGH                 THROUGH
                                                               JANUARY 3, 1998       DECEMBER 28, 1996       OCTOBER 29, 1996
                                                             -------------------  -----------------------  ---------------------
Statutory federal income tax rate..........................              34%                    34%                     34%
State income taxes, net of
  federal income tax benefit...............................               5                      3                      11
Non-deductible Acquisition costs...........................          --                     --                          77
Goodwill amortization......................................               6                     11                  --
Other permanent items......................................               1                 --                      --
Foreign income, net of tax.................................              (2)                    (2)                     (3)
Other......................................................          --                         (2)                      6
                                                                         --                     --
                                                                                                                       ---
Total......................................................              44%                    44%                    125%
                                                                         --                     --
                                                                         --                     --
                                                                                                                       ---
                                                                                                                       ---

    The portion of income before income taxes and extraordinary item attributable to foreign income was approximately $437,000 for the year ended January 3, 1998, $40,000 for the period ended December 28, 1996, and $150,000 for the period ended October 29, 1996.

NOTE 12--LEASE COMMITMENTS:

    Annual rent expense ($000) under operating leases was $14,093 for the year ended January 3, 1998, $2,148 for the period ended December 28, 1996 and $10,902 for the period ended October 29, 1996.

                           THE WILLIAM CARTER COMPANY

NOTE 12--LEASE COMMITMENTS: (CONTINUED)
Minimum annual rental commitments under current noncancelable operating leases as of January 3, 1998 were as follows ($000):

                                            BUILDINGS,
                                             PRIMARILY                        DATA                              TOTAL
                                              RETAIL     TRANSPORTATION    PROCESSING      MANUFACTURING    NONCANCELABLE
YEAR                                          STORES        EQUIPMENT       EQUIPMENT        EQUIPMENT         LEASES
------------------------------------------  -----------  ---------------  -------------  -----------------  -------------
1998......................................   $  10,850      $     555       $     355        $     185        $  11,945
1999......................................       8,556            294             226              175            9,251
2000......................................       5,624            170             184              145            6,123
2001......................................       3,441            122          --                    5            3,568
2002......................................       1,808             81          --                    5            1,894
Thereafter................................       1,669         --              --               --                1,669
                                            -----------        ------           -----            -----      -------------
Total.....................................   $  31,948      $   1,222       $     765        $     515        $  34,450
                                            -----------        ------           -----            -----      -------------
                                            -----------        ------           -----            -----      -------------

NOTE 13--OTHER CURRENT LIABILITIES:

    Other current liabilities consisted of the following ($000):

                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1998          1996
                                                                     -----------  ------------
Accrued liability for retail store closures........................   $   2,381    $    6,000
Accrued liability for plant closures...............................       2,748         3,000
Accrued income taxes...............................................       7,017         4,477
Accrued workers compensation.......................................       4,500         3,000
Accrued incentive compensation.....................................       2,650         2,400
Other current liabilities..........................................      15,971        13,478
                                                                     -----------  ------------
                                                                      $  35,267    $   32,355
                                                                     -----------  ------------
                                                                     -----------  ------------

                           THE WILLIAM CARTER COMPANY

NOTE 14--VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts is as follows
($000):

                                                                                  ALLOWANCE FOR
                                                                                    DOUBTFUL
                                                                                    ACCOUNTS
                                                                                  -------------
Predecessor:
Balance, December 30, 1995......................................................    $   2,888
  Additions, charged to expense.................................................          408
  Writeoffs.....................................................................         (772)
                                                                                       ------
Balance, October 29, 1996.......................................................    $   2,524
                                                                                       ------
                                                                                       ------
Successor:
Balance, October 30, 1996.......................................................    $   2,524
  Additions, charged to expense.................................................          156
  Recoveries....................................................................           11
                                                                                       ------
Balance, December 28, 1996......................................................        2,691
  Additions, charged to expense.................................................        1,178
  Writeoffs.....................................................................       (1,495)
                                                                                       ------
Balance at January 3, 1998......................................................    $   2,374
                                                                                       ------
                                                                                       ------

NOTE 15--RELATED PARTY TRANSACTIONS:

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

    In October 1996, the Company made a $1.5 million loan to an officer of the Company. The loan has a term of five years, is collateralized by the officer's stock of Holdings and bears interest at 6.49%, compounded semi-annually. The loan is prepayable with the proceeds of any disposition of the officer's stock in Holdings.

    On October 7, 1997, the Company paid a dividend of $1,183,000 on its common stock held by its parent, Holdings. The proceeds from the dividend were used by Holdings to repurchase shares of Holdings stock owned by three former Company employees.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The William Carter Company

    In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity for the fiscal year ended December 30, 1995 (appearing on pages 38 through 40 of this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of The William Carter Company and its subsidiaries for the fiscal year ended December 30, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of The William Carter Company for any period subsequent to December 30, 1995.

/s/ Price Waterhouse LLP
Stamford, Connecticut
February 16, 1996

                           THE WILLIAM CARTER COMPANY

                        CONSOLIDATED STATEMENT OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                                                                        FOR THE
                                                                                                      FISCAL YEAR
                                                                                                         ENDED
                                                                                                      DECEMBER 30,
                                                                                                          1995
                                                                                                      ------------
Net sales...........................................................................................   $  295,431
Cost of goods sold..................................................................................      191,105
                                                                                                      ------------
Gross profit........................................................................................      104,326
Selling, general and administrative.................................................................       83,223
                                                                                                      ------------
Operating income....................................................................................       21,103
Interest expense....................................................................................        7,849
                                                                                                      ------------
Income before income taxes..........................................................................       13,254
Provision for income taxes..........................................................................        5,179
                                                                                                      ------------
Net income..........................................................................................   $    8,075
                                                                                                      ------------
                                                                                                      ------------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                                        FOR THE
                                                                                                      FISCAL YEAR
                                                                                                         ENDED
                                                                                                      DECEMBER 30,
                                                                                                          1995
                                                                                                      ------------
Cash flows from operating activities:
  Net income........................................................................................   $    8,075
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................................        7,737
    Deferred income tax benefit.....................................................................         (465)
    (Gain) loss on disposal of assets...............................................................          (40)
    Compensation charge on stock issued to employees................................................          276
  Changes in assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable.............................................................................       (3,878)
    Inventories.....................................................................................      (28,099)
    Prepaid expenses and other current assets.......................................................        1,641
  Increase in liabilities:
    Accounts payable................................................................................        3,981
    Other current liabilities.......................................................................        3,431
    Other long-term liabilities.....................................................................        1,825
                                                                                                      ------------
        Net cash (used in) provided by operating activities.........................................       (5,516)
                                                                                                      ------------
Cash flows from investing activities:
  Proceeds from sale of assets......................................................................          346
  Capital expenditures..............................................................................      (13,715)
                                                                                                      ------------
Net cash used in investing activities...............................................................      (13,369)
                                                                                                      ------------
Cash flows from financing activities:
  Borrowings under revolving credit facility........................................................       19,000
  Payments under term loan and subordinated note agreements.........................................       (2,732)
  Payments of industrial revenue bond...............................................................         (433)
  Preferred stock dividend..........................................................................       (1,678)
                                                                                                      ------------
        Net cash provided by (used in) financing activities.........................................       14,157
                                                                                                      ------------
Net (decrease) increase in cash and cash equivalents................................................       (4,728)
  Cash and cash equivalents at beginning of period..................................................        7,593
                                                                                                      ------------
Cash and cash equivalents at end of period..........................................................   $    2,865
                                                                                                      ------------
                                                                                                      ------------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                               SERIES A      CLASS A      CLASS B      CLASS C    CAPITAL IN
                                               PREFERRED     COMMON       COMMON       COMMON      EXCESS OF   ACCUMULATED
                                                 STOCK        STOCK        STOCK        STOCK      PAR VALUE     DEFICIT
                                              -----------  -----------  -----------  -----------  -----------  ------------
BALANCE AT DECEMBER 31, 1994................   $  50,000       --           --           --        $  92,103    $ (103,454)
Preferred stock dividend....................      --           --           --           --           --            (1,678)
Issuance of Class C common stock to
  employees.................................      --           --           --           --              276        --
Net income..................................      --           --           --           --           --             8,075
                                              -----------  -----------  -----------  -----------  -----------  ------------
BALANCE AT DECEMBER 30, 1995................   $  50,000    $  --        $  --        $  --        $  92,379    $  (97,057)
                                              -----------  -----------  -----------  -----------  -----------  ------------
                                              -----------  -----------  -----------  -----------  -----------  ------------


                                                TOTAL
                                              ---------
BALANCE AT DECEMBER 31, 1994................  $  38,649
Preferred stock dividend....................     (1,678)
Issuance of Class C common stock to
  employees.................................        276
Net income..................................      8,075
                                              ---------
BALANCE AT DECEMBER 30, 1995................  $  45,322
                                              ---------
                                              ---------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

NOTE 1-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

FISCAL YEAR:

    The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The fiscal year ended December 30, 1995 contained 52 weeks.

REVENUE RECOGNITION:

    Revenues from the Company's wholesale operations are recognized upon shipment; revenues from retail operations are recognized at point of sale.

DEBT ISSUE COSTS:

    Debt issue costs are deferred and amortized over a five year period ending in fiscal year 1996. Amortization approximated $400 in fiscal 1995.

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

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid in cash approximated $7,323 for the fiscal year ended December 30, 1995. Income taxes paid in cash approximated $4,212 in fiscal 1995.

                           THE WILLIAM CARTER COMPANY

                             (DOLLARS IN THOUSANDS)

NOTE 1-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

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

NOTE 2--CAPITAL STOCK:

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

NOTE 3--INCOME TAXES:

    The provision for income taxes for fiscal 1995 consisted of the following:

                                                                   DECEMBER
                                                                      30,
                                                                     1995
                                                                  -----------
Current tax provision (benefit):
  Federal.......................................................   $   4,612
  State.........................................................       1,032
                                                                  -----------
Total current...................................................       5,644
Deferred tax provision (benefit):
  Federal.......................................................        (372)
  State.........................................................         (93)
                                                                  -----------
Deferred tax benefit............................................        (465)
                                                                  -----------
    Total provision.............................................   $   5,179
                                                                  -----------
                                                                  -----------

                           THE WILLIAM CARTER COMPANY

                             (DOLLARS IN THOUSANDS)

NOTE 3--INCOME TAXES: (CONTINUED)
    Temporary differences which give rise to deferred tax assets and liabilities at December 30, 1995 are as follows:

Deferred tax assets:
  Inventory valuation...........................................   $   4,801
  Accrued liabilities...........................................       2,426
  Accounts receivable allowance.................................       1,376
  State taxes...................................................         481
  Debt issue costs..............................................         265
  Deferred compensation.........................................       2,459
                                                                  -----------
    Total deferred tax assets...................................      11,808
                                                                  -----------
Deferred tax liabilities:
  Depreciation..................................................       7,746
  Deferred employee benefits....................................       2,190
                                                                  -----------
Total deferred tax liabilities..................................       9,936
                                                                  -----------
  Net deferred tax assets.......................................   $   1,872
                                                                  -----------
                                                                  -----------

    Deferred tax assets are included in the accompanying consolidated balance sheet under the caption "other assets."

    The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                                                                   DECEMBER 30,
                                                                                       1995
                                                                                  ---------------
Statutory federal income tax rate...............................................          35.0%
State income taxes, net of federal income tax benefit...........................           4.6
Alternative minimum tax.........................................................        --
Valuation allowance reversal, net...............................................        --
Jobs tax credit.................................................................          (0.7)
Other...........................................................................           0.2
                                                                                           ---
Total...........................................................................          39.1%
                                                                                           ---
                                                                                           ---

                           THE WILLIAM CARTER COMPANY

                             (DOLLARS IN THOUSANDS)

NOTE 4--LEASE COMMITMENTS:

    Annual rent expense under operating leases was $11,228 in fiscal 1995. Minimum annual rental commitments under current noncancelable operating leases as of December 30, 1995 were as follows:

                                       BUILDINGS,
                                       PRIMARILY                         DATA           TOTAL
                                         RETAIL     TRANSPORTATION    PROCESSING    NONCANCELABLE
YEAR                                     STORES        EQUIPMENT       EQUIPMENT       LEASES
------------------------------------  ------------  ---------------  -------------  -------------
1996................................   $   10,893      $     490       $     262      $  11,645
1997................................        9,388            469          --              9,857
1998................................        7,057            206          --              7,263
1999................................        5,122            110          --              5,232
2000................................        2,878             50          --              2,928
Thereafter..........................        3,806         --              --              3,806
                                      ------------        ------           -----    -------------
Total...............................   $   39,144      $   1,325       $     262      $  40,731
                                      ------------        ------           -----    -------------
                                      ------------        ------           -----    -------------

NOTE 5--VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts for fiscal year 1995 were as follows:

                                                                                      ALLOWANCE
                                                                                         FOR
                                                                                      DOUBTFUL
                                                                                      ACCOUNTS
                                                                                     -----------
Balance at December 31, 1994.......................................................   $   2,151
Additions, charged to expense......................................................         653
Recoveries.........................................................................          84
                                                                                     -----------
Balance at December 30, 1995.......................................................   $   2,888
                                                                                     -----------
                                                                                     -----------

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

NAME                                                     AGE                          POSITIONS
----------------------------------------------------  ---------  ----------------------------------------------------
Frederick J. Rowan, II..............................     58      President, Chief Executive Officer and Chairman of
                                                                 the Board of Directors.
Joseph Pacifico.....................................     48      President-Marketing.
Charles E. Whetzel, Jr..............................     47      Executive Vice President-Manufacturing.
David A. Brown......................................     40      Executive Vice President-Business Planning &
                                                                 Administration and Director.
Michael D. Casey....................................     37      Senior Vice President-Finance.
Christopher J. O'Brien..............................     39      Director.
Charles J. Philippin................................     47      Director.
Christopher J. Stadler..............................     33      Director.

    FREDERICK J. ROWAN, II joined the Company in 1992 as President and Chief Executive Officer and became Chairman of the Board of Directors of the Company in October 1996. Prior to joining the Company, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 33 years, has been in senior executive positions for nearly 21 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

    JOSEPH PACIFICO joined the Company in 1992 as Executive Vice President-Sales and Marketing and was named President-Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992.

    CHARLES E. WHETZEL, JR. joined the Company in 1992 as Executive Vice President-Operations and was named Executive Vice President-Manufacturing in 1997. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc., Mr. Whetzel held positions of increasing responsibility with Mast Industries, Health-Tex and Wellmade Industries, respectively. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

    DAVID A. BROWN joined the Company in 1992 as Senior Vice President-Business Planning and Administration and became a director of the Company in October 1996. In 1997 Mr. Brown was named Executive Vice President-Business Planning and Administration. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President-Human Resources for both the H.D. Lee Company and Bassett-Walker, Inc. Mr. Brown also held personnel-focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

    MICHAEL D. CASEY joined the Company in 1993 as Vice President-Finance and was named Senior Vice President-Finance in 1997. Prior to joining the Company, Mr. Casey was a Senior Manager of Price Waterhouse LLP.

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

DIRECTOR COMPENSATION

    The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as directors. There are no family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all cash compensation earned in fiscal 1997 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements" below.

                           SUMMARY COMPENSATION TABLE

                                                                                                    OTHER ANNUAL
                                                                             SALARY    BONUS(A)   COMPENSATION(b)
NAME AND PRINCIPAL POSITION                                                    ($)        ($)           ($)
--------------------------------------------------------------------------  ---------  ---------  ----------------
Frederick J. Rowan, II....................................................    483,542    440,600        351,244
  President, Chief Executive Officer and Chairman of the Board of
  Directors
Joseph Pacifico...........................................................    335,271    189,800        204,163
  President-Marketing
Charles E. Whetzel, Jr....................................................    222,058     97,400        240,922
  Executive Vice President-Manufacturing
David A. Brown............................................................    209,804    118,700        320,502
  Executive Vice President-Business Planning & Administration and Director
Michael D. Casey..........................................................    142,042     60,000         --
  Senior Vice President-Finance

------------------------

(a) Earned in 1997 but paid in 1998.

(b) Includes Holdings' Class C Stock compensation, supplemental retirement plan benefits, automobile allowances, insurance premiums, and medical cost reimbursement. Other compensation for Mssrs. Whetzel and Brown include relocation assistance.

EMPLOYMENT ARRANGEMENTS

    Frederick J. Rowan, II, President and Chief Executive Officer, and the Company entered into a three-year employment agreement as of October 30, 1996, which automatically extends annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreement, Mr. Rowan is entitled to receive (i) a base salary, currently $489,500 per year (subject to annual cost of living adjustments and any increases approved by the Board of Directors), (ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with the Company's achievement of targeted performance levels as defined in the plan and (iii) certain specified fringe benefits, including a retirement trust. If Mr. Rowan's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Mr. Rowan has agreed not to compete with the Company for the two-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is one year.

    Joseph Pacifico, Charles E. Whetzel, Jr. and David A. Brown (each, an "Executive") entered into two-year employment agreements with the Company as of October 30, 1996, which automatically extend annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreements, Messrs. Pacifico, Whetzel and Brown are entitled to receive (i) a base salary, currently $375,000, $250,000 and $235,000, respectively (subject to annual cost of living adjustments and any increases approved by the Board of Directors), (ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors and (iii) certain specified fringe benefits. If an Executive's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65th birthday. Each Executive has agreed not to compete with the Company for a one-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is six months. All executive officers are eligible to participate in the Company's Annual Cash Bonus Plan, payments under which are based upon the Company's achievement of targeted performance levels as determined by the Board of Directors.

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

    In connection with the Acquisition, Holdings granted options to purchase up to 72,199 shares of its Class C Stock to certain members of the Company's senior management, other officers and employees of the Company. As of fiscal year end 1997, options to purchase up to 67,302 shares of Class C stock were outstanding. The exercise price of each such option is $60.00 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. The exercise price of each option granted in the future will be equal to the fair market value of Holdings' Class C Stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the Company's issued and outstanding capital stock is owned by Holdings. Class D Stock, par value $.01 per share, is the only class of Holdings' stock that currently possesses voting rights. At January 31, 1998, there were 5,000 shares of Holdings' Class D Stock issued and outstanding. At the Acquisition, there were 151,049 shares of Holdings' Class C Stock issued to members of the Company's management. As of January 3, 1998, members of the Company's management owned 132,870 shares of Class C Stock of Holdings. This stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each director of the Company, each of the executive officers of the Company, the directors and executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

                             CLASS D VOTING STOCK:

                                                                          NUMBER OF    PERCENT OF
NAME                                                                      SHARES(a)     CLASS(a)
----------------------------------------------------------------------  -------------  -----------
INVESTCORP S.A.(b)(c).................................................        5,000         100.0%
SIPCO Limited(d)......................................................        5,000         100.0
CIP Limited(e)(f).....................................................        4,600          92.0
Ballet Limited(e)(f)..................................................          460           9.2
Denary Limited(e)(f)..................................................          460           9.2
Gleam Limited(e)(f)...................................................          460           9.2
Highlands Limited(e)(f)...............................................          460           9.2
Noble Limited(e)(f)...................................................          460           9.2
Outrigger Limited(e)(f)...............................................          460           9.2
Quill Limited(e)(f)...................................................          460           9.2
Radial Limited(e)(f)..................................................          460           9.2
Shoreline Limited(e)(f)...............................................          460           9.2
Zinnia Limited(e)(f)..................................................          460           9.2
INVESTCORP Investment Equity Limited(c)...............................          400           8.0

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

                           CLASS C NON-VOTING STOCK:

                                                                                                               PERCENT
                                                                                                 NUMBER OF       OF
NAME                                                                                             SHARES(a)      CLASS
----------------------------------------------------------------------------------------------  -----------  -----------
Frederick J. Rowan, II........................................................................      56,649         23.4%
Joseph Pacifico...............................................................................      15,051          6.2%
Charles E. Whetzel, Jr........................................................................      15,051          6.2%
David A. Brown................................................................................      15,051          6.2%
Michael D. Casey..............................................................................       2,923          1.2%
All directors and executive officers of the Company as a group (8 persons)....................     104,725         43.2%

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

        1. Financial Statements: included in Item 8.

           Report of Independent Accountants

           Consolidated Balance Sheets at January 3, 1998 and December 28, 1996

           Consolidated Statements of Operations for the fiscal year ended January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

           Consolidated Statements of Cash Flows for the fiscal year ended January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

           Consolidated Statements of Changes in Common Stockholders' Equity for the fiscal year ended January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

           Consolidated Statement of Income for the fiscal year ended December 30, 1995

           Consolidated Statement of Cash Flows for the fiscal year ended December 30, 1995

           Consolidated Statement of Changes in Stockholders' Equity for the fiscal year ended December 30, 1995

           Notes to Consolidated Financial Statements

        2. Financial Statement Schedules: None

        3. Exhibits:

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  -------------------------------------------------------------------------------------------------------

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

       3.3   By-laws of the Company, incorporated herein by reference to Exhibit 3.3 to the Company's Registration
             Statement on Form S-4.

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

------------------------

*   Filed herewith