Form 10-Q
period 1998-04-04
CARTER WILLIAM CO /GA/
filed 1998-05-18
CIK 795363

================================================================================
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                              ________________________

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED APRIL 4, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                              ________________________

                              COMMISSION FILE NUMBER:

                             THE WILLIAM CARTER COMPANY
                 (Exact name of registrant as specified in charter)


         MASSACHUSETTS                                    04-1156680
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                          1590 ADAMSON PARKWAY, SUITE 400
                               MORROW, GEORGIA 30260
            ____________________________________________________________
            (Address of principal executive offices, including zip code)

                                   (770) 961-8722
                              ________________________
                (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]      No[  ]

Applicable only to corporate issuers:

As of May 18, 1998, there were 1,000 shares of Common Stock outstanding.


--------------------------------------------------------------------------------
================================================================================

                                     FORM 10-Q

                             THE WILLIAM CARTER COMPANY
                                       INDEX


                                                                            Page

PART I.        Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of April 4,
               1998 (unaudited) and January 3, 1998                          3

               Unaudited Condensed Consolidated Statements of
               Operations for the three-month periods ended April 4,
               1998 and March 29, 1997                                       4

               Unaudited Condensed Consolidated Statements of Cash
               Flows for the three-month periods ended April 4, 1998
               and March 29, 1997                                            5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8


PART II.       Other Information                                            11

                            THE WILLIAM CARTER COMPANY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except per share data)
                                    (unaudited)



                                                                             April 4,      January 3,
                                                                              1998            1998
                                                                              ----            ----
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  5,126       $  4,259
  Accounts receivable, net                                                     26,858         30,134
  Inventories                                                                 102,589         87,639
  Prepaid expenses and other current assets                                     3,508          3,390
  Deferred income taxes                                                        12,961         12,910
                                                                             --------       --------

   Total current assets                                                       151,042        138,332
Property, plant and equipment, net                                             51,992         53,011
Tradename, net                                                                 96,458         97,083
Cost in excess of fair value of net assets acquired, net                       31,205         31,445
Deferred debt issuance costs, net                                               7,660          7,980
Other assets                                                                    3,735          4,048
                                                                             --------       --------

   Total assets                                                              $342,092       $331,899
                                                                             ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                                       $    900       $    900
  Accounts payable                                                             17,579         14,582
  Other current liabilities                                                    35,815         35,267
                                                                             --------       --------

   Total current liabilities                                                   54,294         50,749
Long-term debt                                                                164,700        156,200
Deferred income taxes                                                          39,767         39,777
Other long-term liabilities                                                     9,990          9,990
                                                                             --------       --------

   Total liabilities                                                          268,751        256,716
                                                                             --------       --------

Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
  outstanding                                                                  19,125         18,462
                                                                             --------       --------

Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized,
   issued and outstanding                                                          --             --
  Additional paid-in capital                                                   55,981         56,721
  Accumulated deficit                                                          (1,765)            --
                                                                             --------       --------

   Total common stockholder's equity                                           54,216         56,721
                                                                             --------       --------

   Total liabilities and stockholder's equity                                $342,092       $331,899
                                                                             ========       ========



      See accompanying notes to the condensed consolidated financial statements

                            THE WILLIAM CARTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in thousands)
                                    (unaudited)





                                                                         Three-months Ended
                                                                        --------------------
                                                                        April 4,   March 29,
                                                                         1998        1997
                                                                         ----        ----
Net sales                                                               $85,144     $75,201
Costs of goods sold                                                      54,509      47,809
                                                                        -------     -------

Gross profit                                                             30,635      27,392
Selling, general and administrative expenses                             29,375      26,382
                                                                        -------     -------

Operating income                                                          1,260       1,010
Interest expense                                                          4,469       4,023
                                                                        -------     -------

Loss before benefit from income taxes                                    (3,209)     (3,013)
Benefit from income taxes                                                 1,444       1,474
                                                                        -------     -------

Net loss                                                                 (1,765)     (1,539)
Dividend requirements and accretion on redeemable preferred stock           663         658
                                                                        -------     -------

Net loss applicable to common stockholder                               $(2,428)    $(2,197)
                                                                        =======     =======



      See accompanying notes to the condensed consolidated financial statements

                            THE WILLIAM CARTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in thousands)
                                    (unaudited)




                                                                         Three-months Ended
                                                                        --------------------
                                                                        April 4,   March 29,
                                                                         1998        1997
                                                                         ----        ----
Cash flows from operating activities:
 Net loss                                                              $ (1,765)   $ (1,539)
 Adjustments to reconcile net loss to net cash provided by operating activities:
 Depreciation and amortization                                            4,118       3,707
 Deferred tax (benefit) provision                                           (61)        126
 Effect of changes in operating assets and liabilities:
 (Increase) decrease in current assets:
  Accounts receivable                                                     3,276      (1,896)
  Inventories                                                           (14,950)     (6,055)
  Prepaid expenses and other assets                                        (142)      1,398
 Increase (decrease) in liabilities:
  Accounts payable                                                        2,997       1,825
  Other liabilities                                                          54         213
                                                                       --------    --------

  Net cash used in operating activities                                  (6,473)     (2,221)
                                                                       --------    --------

Cash flows from investing activities:
 Capital expenditures                                                    (1,580)     (1,027)
 Proceeds from sale of fixed assets                                           3          11
                                                                       --------    --------

  Net cash used in investing activities                                  (1,577)     (1,016)
                                                                       --------    --------

Cash flows from financing activities:
 Proceeds from revolving line of credit                                  36,000      19,000
 Payments of revolving line of credit                                   (27,500)    (17,000)
 Capital contribution from Holdings                                          60          --
 Dividend to Holdings                                                      (137)         --
 Other                                                                      494          --
                                                                       --------    --------

  Net cash provided by financing activities                               8,917       2,000
                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents                        867      (1,237)
Cash and cash equivalents, beginning of period                            4,259       1,961
                                                                       --------    --------

Cash and cash equivalents, end of period                               $  5,126    $    724
                                                                       ========    ========



      See accompanying notes to the condensed consolidated financial statements

                             THE WILLIAM CARTER COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)


NOTE 1--BASIS OF PREPARATION:

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 4, 1998, and the results of its operations and cash flows for the three-month periods ended April 4, 1998 and March 29, 1997. Operating results for the three-months ended April 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The accompanying condensed consolidated balance sheet of the Company as of January 3, 1998 has been derived from the audited consolidated financial statements included in the Company's fiscal 1997 Annual Report on Form 10-K.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies followed by the Company are set forth in its Annual Report on Form 10-K in the Notes to the Company's consolidated financial statements for the fiscal year ended January 3, 1998.


NOTE 2--THE COMPANY:

    The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 139 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 39% of its consolidated net sales in the first quarter of 1998 (36% in the first quarter of 1997).

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

   The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Company were adjusted at the Acquisition date to reflect the allocation of the purchase price based on estimated fair values.

                             THE WILLIAM CARTER COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



NOTE 3--INVENTORIES:

     Inventories consisted of the following $(000):




                                              April 4,    January 3,
                                               1998          1998
                                               ----          ----
               Finished goods                $ 62,077      $ 50,026
               Work in process                 27,222        24,069
               Raw materials                   13,290        13,544
                                             --------      --------

               Total                         $102,589      $ 87,639
                                             ========      ========


NOTE 4--OTHER:

    During the quarter ended April 4, 1998, the Company paid a dividend to Holdings in the amount of approximately $137,000, the proceeds of which were used by Holdings to repurchase shares of Holdings' stock owned by certain former employees of the Company. In addition, Holdings made a $60,000 capital contribution to the Company in connection with proceeds received by Holdings from the issuance of shares of Holdings stock to an employee of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

RESULTS OF OPERATIONS

    THREE-MONTHS ENDED APRIL 4, 1998 COMPARED TO THREE-MONTHS ENDED MARCH 29,
1997

    In the first quarter of fiscal 1998, consolidated net sales increased $9.9 million (13.2%) to $85.1 million from $75.2 million in the first quarter of fiscal 1997. The Company's wholesale sales increased $5.4 million (11.7%) to approximately $51.6 million in the first quarter of 1998 from $46.2 million in the first quarter of 1997. The increase in wholesale sales was due primarily to the new Special Delivery and Baby Basics product line introductions and the continued success of the Company's first lifestyle marketing product line, JOY (acronym for "Just One Year"), a total nursery concept focused on apparel and related accessories for a child's first year of life introduced in 1997.

    The Company's retail store sales were approximately $33.6 million for the first quarter of 1998, which represented an increase of $6.5 million (24.0%) compared to the first quarter of 1997. Comparable store sales increased 14.6% in the first quarter of 1998 compared to the first quarter of 1997. This increase is attributed to a new marketing strategy implemented in the latter part of 1997. This strategy was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. Improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise, and a commitment to improve the quality of customer service, contributed to the increase in retail sales in the first quarter of 1998. During the first quarter of 1998, the Company opened one retail outlet store which brought the total number of outlet stores operating as of April 4, 1998 to 139 as compared to 136 as of March 29, 1997.

    The Company's gross profit increased $3.2 million (11.8%) to $30.6 million in the first quarter of 1998 from $27.4 million in the first quarter of 1997. The improvement in gross profit reflects the benefit derived from the growth in wholesale sales in the "baby" product category, including the new JOY program, and growth in retail store sales in the first quarter of 1998 compared to the first quarter of 1997. Gross profit as a percentage of net sales in the first quarter of 1998 decreased to 36.0% from 36.4% in the first quarter of 1997.
This decrease in gross margin as a percentage of net sales reflects the impact of start-up costs incurred in the development of the Company's sewing operations in Mexico.

    Selling, general and administrative expenses for the first quarter of 1998 increased 11.3% to $29.4 million from $26.4 million in the first quarter of 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 34.5% in the first quarter of 1998 from 35.1% in the first quarter of 1997. The improvement in selling, general and administrative expenses as a percentage of net sales reflects the benefit from comparable store sales increases achieved by the Company's retail outlet stores and lower retail store expenses relative to sales resulting from cost controls implemented in store operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


    Operating income for the first quarter of 1998 was $1.3 million compared to income of $1.0 million in the first quarter of 1997. This increase reflects the changes in gross profit and selling, general and administration expenses described above.

    Interest expense in the first quarter of 1998 increased to $4.5 million from $4.0 million in the first quarter of 1997. This increase reflects the cost of higher average revolver borrowings for working capital requirements in the first quarter of 1998, needed to support an increased level of demand for Carter's products. Average revolver borrowings during the first quarter of 1998 were $17.7 million compared to $2.8 million in the first quarter of 1997. At April 4, 1998, outstanding debt aggregated $165.6 million compared to $147.0 at March 29, 1997.

    The Company recorded an income tax benefit of $1.4 million in the first quarter of 1998 compared to an income tax benefit of $1.5 million in the first quarter of 1997. The Company's effective tax rate was approximately 45.0% during the first quarter of 1998, an estimated tax rate somewhat lower than the first quarter of 1997, due primarily to higher projected pretax income for 1998.

    As a result of the factors described above, the Company reported a net loss of $1.8 million in the first quarter of 1998 compared to a net loss of $1.5 million in the first quarter of 1997.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, and funds borrowed under the Company's revolving credit facility.

    Net accounts receivable at April 4, 1998 were $26.9 million compared to $21.2 million at March 29, 1997. This increase reflects the higher levels of wholesale revenues in the first quarter of 1998 as compared to 1997. The increase in 1998 revenues occurred in the latter half of the first quarter. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at April 4, 1998 is not comparable to the net accounts receivable balance at January 3, 1998.

    Inventories at April 4, 1998 were $102.6 million compared to $82.6 million at March 29, 1997. This increase reflects the growth in inventory required to support higher levels of sales demands. Inventory turnover in 1998 has improved relative to 1997. Due to the seasonal nature of the Company's operations, inventories at April 4, 1998 are not comparable to inventories at January 3, 1998.

    The Company invested $1.6 million and $1.0 million in capital expenditures during the first quarter of 1998 and 1997, respectively. The Company plans to invest a total of $18.0 million in capital expenditures in 1998.

    At April 4, 1998, the Company had $165.6 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, and $44.1 million in term loan borrowings and $21.5 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $5.8 million of outstanding letters of credit. At April 4, 1998, the Company had approximately $22.7 million of financing available under the revolving credit portion of the Senior Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


    The Company believes that cash generated from operations, together with availability under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

    On February 25, 1998, the Company's Board of Directors declared a semiannual dividend of 12% on $20.0 million of redeemable preferred stock which was paid on May 1, 1998. The Company plans to pay a similar dividend on November 1, 1998.

EFFECTS OF INFLATION

    The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses, and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

    The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on Fall and Holiday sales, including back to school promotions, which results in higher sales and profitability in the third and fourth quarters. Accordingly, the results of operations for the three-month period ended April 4, 1998 are not indicative of the results to be expected for the full year.

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

PART II--OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

    The Company is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits





EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS
-------                       -----------------------


 *27      Financial Data Schedule.



 __________________
 * Filed herewith

(b) Reports on Form 8-K

     No report was filed by the Registrant during the quarter ended April 4,
1998

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WILLIAM CARTER COMPANY



          Date: May 18, 1998            /s/ FREDERICK J. ROWAN, II
                                        -----------------------------
                                            Frederick J. Rowan, II
                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER



          Date: May 18, 1998            /s/ MICHAEL D. CASEY
                                        ----------------------
                                            Michael D. Casey
                                       SENIOR VICE PRESIDENT AND
                                       CHIEF  FINANCIAL OFFICER