Form 10-Q
period 1998-07-04
CARTER WILLIAM CO /GA/
filed 1998-08-18
CIK 795363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               COMMISSION FILE NUMBER:

                              THE WILLIAM CARTER COMPANY
                  (Exact name of registrant as specified in charter)

          MASSACHUSETTS                           04-1156680
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

                          1590 ADAMSON PARKWAY, SUITE 400
                               MORROW, GEORGIA 30260
            ------------------------------------------------------------
            (Address of principal executive offices, including zip code)

                                   (770) 961-8722
                                --------------------
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]        No  [ ]

Applicable only to corporate issuers:

As of August 18, 1998, there were 1,000 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     FORM 10-Q


                             THE WILLIAM CARTER COMPANY
                                       INDEX



PART I.      Financial Information                                          Page
                                                                            ----

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets as of July 4, 1998
             (unaudited) and January 3, 1998                                   3

             Unaudited Condensed Consolidated Statements of Operations
             for the three-month periods ended July 4, 1998 and
             June 28, 1997                                                     4

             Unaudited Condensed Consolidated Statements of Operations
             for the six-month periods ended July 4, 1998 and June 28,
             1997                                                              5

             Unaudited Condensed Consolidated Statements of Cash Flows
             for the six-month periods ended July 4, 1998 and June 28,
             1997                                                              6

             Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                       7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10


PART II.     Other Information                                                14

                             THE WILLIAM CARTER COMPANY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)
                                    (unaudited)


                                                                    July 4,       January 3,
                                                                     1998            1998
                                                                     ----            ----
ASSETS
Current assets:
  Cash and cash equivalents                                        $  3,306       $  4,259
  Accounts receivable, net                                           32,125         30,134
  Inventories                                                       115,763         87,639
  Prepaid expenses and other current assets                           2,343          3,390
  Deferred income taxes                                              12,777         12,910
                                                                   --------       --------
    Total current assets                                            166,314        138,332
Property, plant and equipment, net                                   53,254         53,011
Tradename, net                                                       95,833         97,083
Cost in excess of fair value of net assets acquired, net             30,964         31,445
Deferred debt issuance costs, net                                     7,339          7,980
Other assets                                                          3,423          4,048
                                                                   --------       --------

    Total assets                                                   $357,127       $331,899
                                                                   ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                             $    900       $    900
  Accounts payable                                                   18,932         14,582
  Other current liabilities                                          30,637         35,267
                                                                   --------       --------

    Total current liabilities                                        50,469         50,749
Long-term debt                                                      186,350        156,200
Deferred income taxes                                                39,294         39,777
Other long-term liabilities                                           9,990          9,990
                                                                   --------       --------

    Total liabilities                                               286,103        256,716
                                                                   --------       --------
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares
 authorized, issued and outstanding                                  18,582         18,462
                                                                   --------       --------

Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000
    shares authorized, issued and outstanding                            --             --
  Additional paid-in capital                                         55,270         56,721
  Accumulated deficit                                                (2,828)            --
                                                                   --------       --------

    Total common stockholder's equity                                52,442         56,721
                                                                   --------       --------
    Total liabilities and stockholder's equity                     $357,127       $331,899
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

                             THE WILLIAM CARTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollars in thousands)
                                    (unaudited)


                                                    Three-month period ended
                                                    ------------------------
                                                     July 4,        June 28,
                                                      1998            1997
                                                      ----            ----
Net sales                                            $87,784        $72,517
Costs of goods sold                                   56,352         44,513
                                                     -------        -------

Gross profit                                          31,432         28,004
Selling, general and administrative expenses          28,364         25,843
                                                     -------        -------

Operating income                                       3,068          2,161
Interest expense                                       4,653          4,324
                                                     -------        -------

Loss before benefit from income taxes                 (1,585)        (2,163)
Benefit from income taxes                                522          1,061
                                                     -------        -------

Net loss                                              (1,063)        (1,102)

Dividend requirements and accretion on
  redeemable preferred stock                            (664)          (675)
                                                     -------        -------

Net loss applicable to common stockholder            $(1,727)       $(1,777)
                                                     =======        =======



     See accompanying notes to the condensed consolidated financial statements.

                             THE WILLIAM CARTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (dollars in thousands)
                                    (unaudited)


                                                             Six-month period ended
                                                             ----------------------
                                                               July 4,     June 28,
                                                                1998         1997
                                                                ----         ----
Net sales                                                     $172,928     $147,718
Costs of goods sold                                            110,861       92,322
                                                              --------     --------

Gross profit                                                    62,067       55,396
Selling, general and administrative expenses                    57,739       52,225
                                                              --------     --------

Operating income                                                 4,328        3,171
Interest expense                                                 9,122        8,347
                                                              --------     --------

Loss before benefit from income taxes                           (4,794)      (5,176)
Benefit from income taxes                                        1,966        2,535
                                                              --------     --------

Net loss                                                        (2,828)      (2,641)
Dividend requirements and accretion on redeemable
   preferred stock                                              (1,327)      (1,333)
                                                              --------     --------

Net loss applicable to common stockholder                     $ (4,155)    $ (3,974)
                                                              ========     ========



     See accompanying notes to the condensed consolidated financial statements.

                             THE WILLIAM CARTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (dollars in thousands)
                                    (unaudited)


                                                             Six-month period ended
                                                             ----------------------
                                                               July 4,     June 28,
                                                                1998         1997
                                                                ----         ----
Cash flows from operating activities:
  Net loss                                                    $ (2,828)   $ (2,641)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                8,239       7,412
    Deferred tax benefit                                          (350)     (1,527)
    Effect of changes in operating assets
      and liabilities:
      (Increase) decrease in current assets:
        Accounts receivable                                     (1,991)     (5,897)
        Inventories                                            (28,124)    (18,927)
        Prepaid expenses and other current assets                  999       3,599
       Increase (decrease) in liabilities:
        Accounts payable                                         4,350       7,619
        Other liabilities                                       (2,804)     (2,516)
                                                              --------    --------

        Net cash used in operating activities                  (22,509)    (12,878)
                                                              --------    --------

Cash flows from investing activities:
        Capital expenditures                                    (5,457)     (5,449)
        Proceeds from sale of fixed assets                          20          13
                                                              --------    --------

        Net cash used in investing activities                   (5,437)     (5,436)
                                                              --------    --------

Cash flows from financing activities:
       Proceeds from revolving line of credit                   71,250      52,500
       Payments of revolving line of credit                    (40,650)    (31,500)
       Payment of term loan                                       (450)        -
       Capital contribution from Holdings                           60         -
       Dividend to Holdings                                       (184)        -
       Preferred stock dividend                                 (1,207)     (1,220)
       Payment of debt issuance costs                              -          (650)
       Other                                                    (1,826)        -
                                                              --------    --------

        Net cash provided by financing activities               26,993      19,130
                                                              --------    --------

Net (decrease) increase in cash and cash equivalents              (953)        816
Cash and cash equivalents, beginning of period                   4,259       1,961
                                                              --------    --------

Cash and cash equivalents, end of period                      $  3,306    $  2,777
                                                              ========    ========


      See accompanying notes to the condensed consolidated financial statements.

                             THE WILLIAM CARTER COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

NOTE 1 - BASIS OF PREPARATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company" or "Carter's") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 4, 1998, the results of its operations for the three-month and six-month periods ended July 4, 1998 and June 28, 1997, and cash flows for the six-month periods ended July 4, 1998 and June 28, 1997. Operating results for the three-month and six-month periods ended July 4, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The accompanying condensed consolidated balance sheet of the Company as of January 3, 1998 has been derived from the audited consolidated financial statements included in the Company's fiscal 1997 Annual Report on Form 10-K.

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


NOTE 2 - THE COMPANY:

     The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 142 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The retail operations represented approximately 40% and 41% of consolidated net sales in the second quarter and first half of fiscal 1998, respectively (41% and 38% in the second quarter and first half of fiscal 1997, respectively).

                             THE WILLIAM CARTER COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)


NOTE 3 - INVENTORIES:

Inventories consisted of the following ($000):


                                                  July 4,        January 3,
                                                   1998             1998
                                                   ----             ----
         Finished goods                          $ 76,577         $50,026
         Work in process                           26,671          24,069
         Raw materials                             12,515          13,544
                                                 --------         -------
         Total                                   $115,763         $87,639
                                                 ========         =======


NOTE 4 - LONG TERM DEBT:

     In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment and to support higher levels of demand for the Company's products. The applicable interest margins for loans which accrue interest at the Eurodollar Rate were adjusted from 2.50% to 2.25% for the revolving credit facility and from 3.00% to 2.50% for the term loan.
The amendment provides for additional reductions in the interest margin based on the achievement of certain leverage ratios. To support peak working capital requirements in the second quarter, the revolving credit facility was increased from $50.0 million to $65.0 million and the letter of credit sublimit increased from $10.0 million to $15.0 million.


NOTE 5 - PARENT COMPANY TRANSACTIONS:

     The Company paid dividends to its parent company Carter Holdings, Inc. ("Holdings") in the amounts of approximately $47,000 and $184,000 in the three-month and the six-month periods ended July 4, 1998, respectively. These proceeds were used by Holdings to repurchase shares of Holdings' stock owned by certain former employees of the Company. In addition, during the first quarter of 1998, Holdings made a $60,000 capital contribution to the Company in connection with proceeds received by Holdings from the issuance of shares of Holdings' stock to an employee of the Company.

     On February 25, 1998, the Company's Board of Directors declared a semiannual dividend of 12% on $20.0 million of redeemable preferred stock which was paid to Holdings on May 1, 1998. The Company plans to pay a similar dividend on November 1, 1998.

                        THE WILLIAM CARTER COMPANY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)



NOTE 6 - ENVIRONMENTAL MATTERS:

     Carter's has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. This case is in the early stages of discovery and management intends to aggressively defend its position that it has no liability in this matter. In 1998, the Company commenced a review in Lamar County, Georgia of a potential claim under Georgia's environmental laws. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability or assess whether the resolution of these matters will have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for any liability has been made in the accompanying financial statements.

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

RESULTS OF OPERATIONS

     SIX-MONTH PERIOD ENDED JULY 4, 1998 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 28, 1997

     Consolidated net sales for the second quarter of 1998 were $87.8 million, an increase of $15.3 million (21.1%) compared with the second quarter of 1997. Consolidated net sales for the first half of 1998 were $172.9 million, an increase of $25.2 million (17.1%) compared with the first half of 1997.

     The Company's wholesale sales increased $8.4 million (20.2%) to approximately $50.1 million in the second quarter of 1998 from $41.7 million in the second quarter of 1997. This increase in wholesale sales can be attributed to an earlier demand for the Company's seasonal goods and the achievement of a better inventory position relative to the same period in the prior year.

     Wholesale sales in the first half of 1998 increased $13.9 million (15.7%) to approximately $101.7 million from $87.8 million in the first half of 1997. The increase in wholesale sales was due primarily to the new product line introductions, which include Special Delivery, Baby Basics, Dreamakers and Another Bundle of JOY (acronym for "Just One Year"), a total nursery concept focused on apparel and related accessories for a child's first year of life.

     The Company's retail outlet store sales in the second quarter of 1998 were $37.7 million, an increase of $8.2 million (27.6%) compared with the second quarter of 1997. Comparable store sales increased 21.2% in the second quarter of 1998 compared with the second quarter of 1997. The Company opened four stores and closed one store in the second quarter of 1998. In the first half of 1998, the Company opened five stores and closed one store. There were 142 stores in operation at July 4, 1998 compared with 139 stores at June 28, 1997.

     Retail sales in the first half of 1998 were $71.3 million, an increase of $14.7 million (25.9%) compared with the first half of 1997. Comparable store sales increased 18.0% in the first half of 1998. These increases are attributed to the successful implementation of a new marketing strategy. This strategy was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. Improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise, and a commitment to improve the quality of customer service, contributed to the increase in retail sales in the first half of 1998.

                                     FORM 10-Q
                             THE WILLIAM CARTER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's gross profit increased $3.4 million (12.2%) to $31.4 million in the second quarter of 1998 compared with the second quarter of 1997. In the first half of 1998, gross profit increased $6.7 million (12.0%) to $62.1 million compared with the first half of 1997. The improvement in gross profit reflects the benefit derived from the growth in wholesale sales in the "baby" product category, including the new product introductions, and growth in retail store sales. In the second quarter of 1998, gross profit as a percentage of net sales decreased to 35.8% of net sales compared with 38.6% in the second quarter of 1997. Gross profit as a percentage of net sales in the first half of 1998 decreased to 35.9% compared to 37.5% in the first half of 1997. The decrease in gross margin as a percentage of net sales reflects the impact of start-up costs incurred in the development of the Company's sewing operations in Mexico. Such start-up costs are comprised of manufacturing direct labor and facility costs not yet absorbed in inventory due to the low level of production during the development stage. Gross profit as a percentage of net sales is expected to improve in the second half of 1998.

     Selling, general and administrative expenses for the second quarter of 1998 increased $2.5 million (9.8%) to $28.4 million compared with the second quarter of 1997. As a percentage of net sales, such expenses decreased to 32.3% in the second quarter of 1998 compared to 35.6% in the second quarter of 1997. Similarly, while these expenses for the first half of 1998 increased $5.5 million (10.6%) to $57.7 million compared with the first half of 1997, expenses as a percentage of net sales decreased to 33.4% in the first half of 1998 compared to 35.4% in the first half of 1997. The increase in total selling, general and administrative expenses reflects the costs associated with the new retail management team engaged in 1997 and freight and distribution costs incurred to support the increase in sales. The improvement in selling, general and administrative expenses as a percentage of net sales reflects the benefit from comparable store sales increases achieved by the Company's retail outlet stores and lower retail store expenses relative to sales resulting from cost controls implemented in store operations.

     Operating income for the second quarter of 1998 increased $0.9 million (41.9%) to $3.1 million compared with the second quarter of 1997. Operating income in the first half of 1998 increased
$1.2 million (36.5%) to $4.3 million compared with the first half of 1997. This increase reflects the changes in gross profit and selling, general and administration expenses described above.

     Interest expense for the second quarter of 1998 increased to $4.7 million compared with $4.3 million in the second quarter of 1997. In the first half of 1998, interest expense was $9.1 million compared with $8.3 million in the first half of 1997. This increase reflects the cost of higher average revolver borrowings for working capital requirements in the first half of 1998 needed to support an increased level of demand for Carter's products. Average revolver borrowings during the first half of 1998 were $19.2 million compared to $6.1 million in the first half of 1997. At July 4, 1998, outstanding debt aggregated $187.3 million compared to $166.0 million at June 28, 1997.

     The Company recorded an income tax benefit of $0.5 million in the second quarter of 1998 compared with an income tax benefit of $1.1 million in the second quarter of 1997. The first half 1998 tax benefit was $2.0 million compared with $2.5 million in the first half of 1997. The Company's effective tax rate was approximately 41.0% during the first half of 1998, an estimated tax rate lower than the first half of 1997, due primarily to higher projected pretax income for 1998.

                                     FORM 10-Q
                             THE WILLIAM CARTER COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As a result of the factors described above, the Company reported a net loss of approximately $1.1 million in each of the second quarters of 1998 and 1997. The net loss for the first half of 1998 was $2.8 million compared to a loss of $2.6 million in the first half of 1997.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's revolving credit facility.

     Net accounts receivable at July 4, 1998 were $32.1 million compared with $25.2 million at June 28, 1997. This increase reflects the higher levels of wholesale revenues in the second quarter of 1998 as compared to the second quarter of 1997. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at July 4, 1998 is not comparable with the net accounts receivable balance at January 3, 1998.

     Inventories at July 4, 1998 were $115.8 million compared with $95.5 million at June 28, 1997. This increase reflects the growth in inventory required to support higher levels of sales demands. Inventory turnover in 1998 has improved relative to 1997. Due to the seasonal nature of the Company's operations, the net inventory balance at July 4, 1998 is not comparable with the net inventory balance at January 3, 1998.

     Net cash flows used in operating activities increased $9.6 million to $22.5 million for the six-month period ended July 4, 1998 from $12.9 million in the six-month period ended June 28, 1997. This increase can be attributed to the increase in inventory levels in fiscal 1998, financed primarily through revolver borrowings under the Senior Credit Facility.

     At July 4, 1998, the Company had $187.3 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $43.7 million in term loan borrowings and $43.6 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $4.9 million of outstanding letters of credit. At July 4, 1998, the Company had approximately $16.5 million of financing available under the revolving credit portion of the Senior Credit Facility.

     The Company invested $5.4 million in capital expenditures during the first half of 1998 and 1997. The Company plans to invest a total of approximately $20.0 million in capital expenditures in 1998.

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

SEASONALITY

     The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on Fall and Holiday sales, including back to school promotions, which results in higher sales and profitability in the third and fourth quarters. Accordingly, the results of operations for the three-month and six-month periods ended July 4, 1998 are not indicative of the results to be expected for the full year.

YEAR 2000

     The potential for software processing errors arising from calculations using the Year 2000 date are a known risk. The Company is currently evaluating its financial and operating systems capabilities to ensure such systems and related processes are not adversely affected by conversion of system dates to Year 2000. The Company is also communicating with its strategic suppliers and financial institutions to determine whether their information systems will comply with Year 2000 requirements and not disrupt transactions with the Company. The Company has established a task force to address Year 2000 requirements and to determine cost of compliance. The assessment of Year 2000 requirements is an ongoing process. Accordingly, while the ultimate costs to comply with such requirements have not been fully determined, the expenditures are not expected to be material to the Company's business operations or financial condition. The Company expects to be Year 2000 ready in the first half of 1999.

                                     FORM 10-Q
                             THE WILLIAM CARTER COMPANY


PART II - OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------
*10.9 Amendment to the Senior Credit Facility dated June 22, 1998 among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent.

*27       Financial Data Schedule

* Filed herewith

(b)  Reports on Form 8K

       No report was filed by the Registrant during the quarter ended
       July 4, 1998

                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE WILLIAM CARTER COMPANY



     Date: August 18, 1998                /s/ FREDERICK J. ROWAN, II
                                          ----------------------------
                                             Frederick J. Rowan, II
                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER



     Date: August 18, 1998                   /s/ MICHAEL D. CASEY
                                          ----------------------------
                                                Michael D. Casey
                                           SENIOR VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER