Form 10-Q
period 1998-10-03
CARTER WILLIAM CO /GA/
filed 1998-11-17
CIK 795363

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission file number:

                           THE WILLIAM CARTER COMPANY
               (Exact name of registrant as specified in charter)

        Massachusetts                                            04-1156680
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Applicable only to corporate issuers:

As of November 17, 1998, there were 1,000 shares of Common Stock outstanding.

================================================================================

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of October 3, 1998
              (unaudited) and January 3, 1998                                  3

              Unaudited Condensed Consolidated Statements of Income
              for the three-month periods ended October 3, 1998 and
              September 27, 1997                                               4

              Unaudited Condensed Consolidated Statements of Income
              for the nine-month periods ended October 3, 1998 and
              September 27, 1997                                               5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the nine-month periods ended October 3, 1998 and
              September 27, 1997                                               6

              Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                      7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

Part II. Other Information                                                    14

                           THE WILLIAM CARTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (unaudited)

                                                       October 3,     January 3,
                                                          1998          1998
                                                        --------       --------

ASSETS
Current assets:
  Cash and cash equivalents                             $  4,937       $  4,259
  Accounts receivable, net                                39,954         30,134
  Inventories                                            107,242         87,639
  Prepaid expenses and other current assets                2,426          3,390
  Deferred income taxes                                   12,192         12,910
                                                        --------       --------

    Total current assets                                 166,751        138,332
Property, plant and equipment, net                        55,597         53,011
Tradename, net                                            95,208         97,083
Cost in excess of fair value of net assets
  acquired, net                                           30,724         31,445
Deferred debt issuance costs, net                          7,019          7,980
Other assets                                               3,109          4,048
                                                        --------       --------
    Total assets                                        $358,408       $331,899
                                                        ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                  $    900       $    900
  Accounts payable                                        18,637         14,582
  Other current liabilities                               43,101         35,267
                                                        --------       --------

    Total current liabilities                             62,638         50,749
Revolving credit facility                                 27,200         13,000
Term loan                                                 42,750         43,200
Senior subordinated notes                                100,000        100,000
Deferred income taxes                                     39,245         39,777
Other long-term liabilities                                9,990          9,990
                                                        --------       --------
    Total liabilities                                    281,823        256,716
                                                        --------       --------
Redeemable preferred stock, par value $.01
  per share, $4,000 per share liquidation
  and redemption value, 5,000 shares
  authorized, issued and outstanding                      19,246         18,462
                                                        --------       --------
Stockholder's equity:
  Common stock, par value $.01 per share, 1000
    shares authorized, issued and outstanding                 --             --
  Additional paid-in capital                              55,270         56,721
  Retained earnings                                        2,069             --
                                                        --------       --------
    Total stockholder's equity                            57,339         56,721
                                                        --------       --------
          Total liabilities and stockholder's equity    $358,408       $331,899
                                                        ========       ========

   See accompanying notes to the condensed consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                     Three-month period ended
                                                     ------------------------
                                                    October 3,     September 27,
                                                      1998             1997
                                                    ---------       ---------
Net sales                                           $ 127,243       $ 116,853
Cost of goods sold                                     78,840          74,098
                                                    ---------       ---------
Gross profit                                           48,403          42,755
Selling, general and administrative
  expenses                                             33,890          30,103
                                                    ---------       ---------
Operating income                                       14,513          12,652
Interest expense                                        4,858           4,610
                                                    ---------       ---------
Earnings before income taxes                            9,655           8,042
Income tax provision                                    3,958           3,940
                                                    ---------       ---------
Net income                                              5,697           4,102

Dividend requirements and accretion on redeemable
  Preferred stock                                        (664)           (655)
                                                    ---------       ---------
Net income applicable to common stockholder         $   5,033       $   3,447
                                                    =========       =========

   See accompanying notes to the condensed consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                      Nine-month period ended
                                                   -----------------------------
                                                   October 3,      September 27,
                                                     1998              1997
                                                   ----------        -----------
Net sales                                          $ 300,171         $ 264,571
Cost of goods sold                                   189,701           166,420
                                                   ---------         ---------
Gross profit                                         110,470            98,151
Selling, general and administrative
  expenses                                            91,629            82,328
                                                   ---------         ---------
Operating income                                      18,841            15,823
Interest expense                                      13,980            12,957
                                                   ---------         ---------
Earnings before income taxes                           4,861             2,866
Income tax provision                                   1,992             1,405
                                                   ---------         ---------
Net income                                             2,869             1,461
Dividend requirements and accretion on
  redeemable Preferred stock                         (1,991)           (1,988)
                                                   ---------         ---------
Net income (loss) applicable to common             $    878          $   (527)
  stockholder                                      =========         =========


   See accompanying notes to the condensed consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                       Nine-month period ended
                                                     ---------------------------
                                                     October 3,    September 27,
                                                        1998           1997
                                                     ----------    -------------
Cash flows from operating activities:
  Net income                                          $  2,869       $  1,461
  Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
    Depreciation and amortization                       11,413         10,336
    Amortization of debt issuance costs                    961            969
    Deferred tax provision                                 186            240
    Effect of changes in operating assets and
        liabilities:
      Increase in accounts receivable                   (9,820)       (19,234)
      Increase in inventories                          (19,603)        (6,759)
      Decrease in prepaid expenses and other assets        891          3,469
      Increase in accounts payable and other
        liabilities                                      9,667         15,257
                                                      --------       --------
        Net cash (used in) provided by operating
          activities                                    (3,436)         5,739
                                                      --------       --------
Cash flows from investing activities:
      Capital expenditures                             (10,414)        (9,275)
      Proceeds from sale of fixed assets                    23             35
                                                      --------       --------
      Net cash used in investing activities            (10,391)        (9,240)
                                                      --------       --------
Cash flows from financing activities:
      Proceeds from revolving line of credit            94,350         77,500
      Payments of revolving line of credit             (80,150)       (68,000)
      Payment of term loan                                (450)          (450)
      Capital contribution from Holdings                    60
      Dividend to Holdings                                (320)
      Preferred stock dividend                          (1,207)        (1,220)
      Payment of debt issuance cost

                                                            --           (650)
    Other                                                2,222
                                                      --------       --------
         Net cash provided by financing activities      14,505          7,180
                                                      --------       --------
Net increase in cash and cash equivalents                  678          3,679
Cash and cash equivalents at beginning of period         4,259          1,961
                                                      --------       --------
Cash and cash equivalents at end of period            $  4,937       $  5,640
                                                      --------       --------

   See accompanying notes to the condensed consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PREPARATION:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company" or "Carter's") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 3, 1998, the results of its operations for the three-month and nine-month periods ended October 3, 1998 and September 27, 1997, and its cash flows for the nine-month periods ended October 3, 1998 and September 27, 1997. Operating results for the three-month and nine-month periods ended October 3, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. The accompanying condensed consolidated balance sheet of the Company as of January 3, 1998 has been derived from the audited consolidated financial statements included in the Company's fiscal 1997 Annual Report on Form 10-K.

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

NOTE 2 - THE COMPANY:

      The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and BABY DIOR labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers, and for the Company's 148 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The retail operations represented approximately 40% of consolidated net sales in the third quarter and first nine months of fiscal 1998 and approximately 36% in the third quarter and first nine months of fiscal 1997.

                           THE WILLIAM CARTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 - INVENTORIES:

      Inventories consisted of the following ($000):

                                            October 3,      January 3,
                                               1998           1998
                                            ----------      ----------
            Finished goods                   $ 64,812        $50,026
            Work in process                    29,855         24,069
            Raw materials                      12,575         13,544
                                             --------        -------
            Total                            $107,242        $87,639
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

NOTE 5 - PARENT COMPANY TRANSACTIONS:

      The Company paid dividends to its parent company Carter Holdings, Inc. ("Holdings") in the amounts of approximately $136,000 and $320,000 in the three-month and the nine-month periods ended October 3, 1998, respectively. Proceeds from the dividends were used by Holdings to repurchase shares of Holdings' stock owned by certain former employees of the Company. In addition, during the first quarter of 1998, Holdings made a $60,000 capital contribution to the Company in connection with proceeds received by Holdings from the issuance of shares of Holdings' stock to an employee of the Company.

      On February 25, 1998, the Company's Board of Directors declared a semiannual dividend of 12% on $20.0 million of redeemable preferred stock which was paid to Holdings on May 1, 1998. The Company paid a similar dividend on November 1, 1998.

                           THE WILLIAM CARTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 6 - ENVIRONMENTAL MATTERS:

      Carter's has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. This case is in the early stages of discovery and management intends to aggressively defend its position that it has no liability in this matter. In 1998, the Company commenced a review in Lamar County, Georgia of a potential claim under Georgia's environmental laws. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability, if any, or assess whether the resolution of these matters will have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for any liability has been made in the accompanying financial statements.

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

RESULTS OF OPERATIONS

Three and nine-month periods ended October 3, 1998 compared with the three and nine-month periods ended September 27, 1997

      Consolidated net sales for the third quarter of 1998 were $127.2 million, an increase of $10.3 million (8.9%) compared with the third quarter of 1997. Consolidated net sales for the first nine months of 1998 were $300.2 million, an increase of $35.6 million (13.5%) compared with the first nine months of 1997.

      The Company's wholesale sales increased $3.0 million (4.0%) to approximately $76.7 million in the third quarter of 1998 from $73.7 million in the third quarter of 1997. Wholesale sales in the first nine months of 1998 increased $16.7 million (10.4%) to approximately $178.3 million from $161.6 million in the first nine months of 1997. The increase in wholesale sales was due primarily to new product line introductions, which included Special Delivery, Baby Basics, Dreamakers and Another Bundle of JOY (acronym for "Just One Year").

      The Company's retail outlet store sales in the third quarter of 1998 were $50.6 million, an increase of $8.7 million (20.8%) compared with the third quarter of 1997. Comparable store sales increased 12.4% in the third quarter of 1998 compared with the third quarter of 1997. The Company opened 7 stores and closed 1 store in the third quarter of 1998. In the first nine months of 1998, the Company opened 12 stores and closed 2 stores. There were 148 stores in operation at October 3, 1998 compared with 139 stores at September 27, 1997.

      Retail sales in the first nine months of 1998 were $121.9 million, an increase of $23.4 million (23.7%) compared with the first nine months of 1997. Comparable store sales increased 15.6% in the first nine months of 1998. These increases are attributed to the successful implementation of a new marketing strategy and the benefit from new product line introductions described above. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. Improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise, and improvements in customer service, also contributed to the increase in retail sales in the first nine months of 1998.

                                    FORM 10-Q
                           THE WILLIAM CARTER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      The Company's gross profit increased $5.6 million (13.2%) to $48.4 million in the third quarter of 1998 compared with the third quarter of 1997. In the first nine months of 1998, gross profit increased $12.3 million (12.6%) to $110.5 million compared with the first nine months of 1997. The improvement in gross profit reflects the benefit derived from the growth in sales driven by new product line introductions. In the third quarter of 1998, gross profit as a percentage of net sales increased to 38.0% of net sales compared with 36.6% in the third quarter of 1997. Gross profit as a percentage of net sales in the first nine months of 1998 decreased to 36.8% compared to 37.1% in the first nine months of 1997. The changes in gross margin as a percentage of net sales reflect the impact of start-up costs incurred in the development of the Company's sewing operations in Mexico in the first half of 1998. Such start-up costs are comprised of manufacturing direct labor and facility costs not yet absorbed in inventory due to the low level of production during the development stage.

      Selling, general and administrative expenses for the third quarter of 1998 increased $3.8 million (12.6%) to $33.9 million compared with the third quarter of 1997. As a percentage of net sales, such expenses increased to 26.6% in the third quarter of 1998 compared to 25.8% in the third quarter of 1997. This increase reflects marketing costs incurred to elevate the image of the Carter's brand. For the first nine months of 1998 selling, general and administrative expenses increased $9.3 million (11.3%) to $91.6 million compared with the first nine months of 1997. These expenses as a percentage of net sales decreased to 30.5% in the first nine months of 1998 compared to 31.1% in the first nine months of 1997. The improvement in selling, general and administrative expenses as a percentage of net sales reflects the benefit from comparable store sales increases achieved by the Company's retail outlet stores and lower retail store expenses relative to sales resulting from cost controls implemented in store operations.

      Operating income for the third quarter of 1998 increased $1.9 million (14.7%) to $14.5 million compared with the third quarter of 1997. Operating income in the first nine months of 1998 increased $3.0 million (19.1%) to $18.8 million compared with the first nine months of 1997. This increase reflects the changes in gross profit and selling, general and administration expenses described above.

      Interest expense for the third quarter of 1998 increased to $4.9 million compared with $4.6 million in the third quarter of 1997. In the first nine months of 1998, interest expense was $14.0 million compared with $13.0 million in the first nine months of 1997. These increases reflect the cost of higher average revolver borrowings for working capital requirements needed to support an increased level of demand for Carter's products. Average revolver borrowings during the first nine months of 1998 were $27.8 million compared to $11.5 million in the first nine months of 1997. At October 3, 1998, outstanding debt aggregated $170.9 million compared to $154.1 million at September 27, 1997.

      The Company recorded an income tax provision of $4.0 million in the third quarter of 1998 compared with an income tax provision of $3.9 million in the third quarter of 1997. In the first nine months of 1998 the tax provision was $2.0 million compared with $1.4 million in the first nine months of 1997. The Company's effective tax rate was 41% during the three month and nine month periods ended October 3, 1998 compared to an effective tax rate of 49% for the three month and nine month periods ended September 27, 1997. The decrease in the effective tax rate is attributable to a higher projected pre-tax income for 1998.

                                    FORM 10-Q
                           THE WILLIAM CARTER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      As a result of the factors described above, the Company reported net income of approximately $5.7 million and $4.1 million in the third quarters of 1998 and 1997, respectively. The net income for the first nine months of 1998 was $2.9 million compared to net income of $1.5 million in the first nine months of 1997.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

      The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's revolving credit facility.

      Net accounts receivable at October 3, 1998 were $40.0 million compared with $38.5 million at September 27, 1997. This increase reflects the higher levels of wholesale revenues in the third quarter of 1998 as compared to the third quarter of 1997. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at October 3, 1998 is not comparable with the net accounts receivable balance at January 3, 1998.

      Inventories at October 3, 1998 were $107.2 million compared with $83.3 million at September 27, 1997. This increase reflects the growth in inventory required to support higher levels of sales demand and additional inventory required to support the Company's offshore sewing facilities, particularly the development of two new facilities in Mexico. Inventory turnover in 1998 has improved relative to 1997. Due to the seasonal nature of the Company's operations, the inventory balance at October 3, 1998 is not comparable to the net inventory balance at January 3, 1998.

      Net cash flows used in operating activities was $3.4 million for the nine-month period ended October 3, 1998 compared to the $5.7 million provided in the nine-month period ended September 27, 1997. This change can be attributed to the increase in inventory levels in fiscal 1998, financed primarily through revolver borrowings under the Senior Credit Facility.

      At October 3, 1998, the Company had $170.9 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $43.7 million in term loan borrowings and $27.2 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $7.8 million of outstanding letters of credit. At October 3, 1998, the Company had approximately $30.0 million of financing available under the revolving credit portion of the Senior Credit Facility.

      The Company invested $10.4 million and $9.3 million in capital expenditures during the first nine months of 1998 and 1997, respectively. The Company plans to invest a total of approximately $20.0 million in capital expenditures in 1998.

      The Company believes that cash generated from operations, together with availability under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

      On February 25, 1998, the Company's Board of Directors declared a semiannual dividend of 12% on $20.0 million of redeemable preferred stock which was paid on May 1, 1998. The Company paid a similar dividend on November 1, 1998.

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

SEASONALITY

      The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on Fall and Holiday sales, including back to school promotions, which results in higher sales and profitability in the third and fourth quarters. Accordingly, the results of operations for the three-month and nine-month periods ended October 3, 1998 are not indicative of the results to be expected for the full year.

YEAR 2000

      The potential for software processing errors arising from calculations using the Year 2000 date are a known risk. Efforts to address the Year 2000 issue commenced in 1997 when the Company began identifying, updating and replacing hardware and software that were not Year 2000 ready. The Company has replaced a significant portion of its at-risk legacy hardware with systems that are Year 2000 compliant. In the software applications area, the Company is nearing completion of the detection phase of its plan which consists of planning and awareness, a complete inventory of software, prioritization and a detailed assessment. The correction phase is also underway as remediation and testing of major computer applications are being completed and made ready for the deployment phase.

      The Company has completed an inventory of equipment and software throughout its manufacturing plants, performed risk analyses and developed action plans for any systems posing possible concerns. The Company is also taking steps to examine Year 2000 implications of relationships with its suppliers, vendors and service providers to understand their commitment to Year 2000 readiness as well as working with its electronic data interchange ("EDI") customers to ensure Year 2000 readiness.

      As of October 3, 1998, the Company estimates the investment required to be Year 2000 ready to be $4.0 million. Such investment will be made in the fourth quarter of 1998 and in 1999. This level of investment was previously contemplated in the Company's plans to upgrade its information technology systems. The Company expects to be Year 2000 ready by June 1999.

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

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

*27               Financial Data Schedule

*Filed herewith

(b)   Reports on Form 8K

      No report was filed by the Registrant during the quarter ended October 3, 1998

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE WILLIAM CARTER COMPANY


Date: November 17, 1998                 /s/ FREDERICK J. ROWAN, II
                                            ----------------------
                                            Frederick J. Rowan, II
                                               Chairman of the
                                             Board of Directors,
                                      President and Chief Executive Officer


Date: November 17, 1998                 /s/ MICHAEL D. CASEY
                                            ----------------
                                            Michael D. Casey
                                       Senior Vice President and
                                        Chief Financial Officer