Form 10-K
period 1999-01-02
CARTER WILLIAM CO /GA/
filed 1999-03-25
CIK 795363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                            COMMISSION FILE NUMBER:
                        -------------------------------

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The William Carter Company (the "Company" or "Carter's") is the largest branded manufacturer and marketer of baby and toddler apparel and a leading manufacturer and marketer of young children's apparel. Over the Company's more than 130 years of operation, Carter's has become one of the most highly recognized brand names in the children's apparel industry. Carter's is a vertically-integrated manufacturer which sells its products under the brand names of CARTER'S and CARTER'S CLASSICS to more than 300 department and specialty store accounts (with an estimated 4,600 store fronts) and through its 144 retail outlet stores.

    Carter's generates a majority of its sales in the baby and toddler apparel market which was a $7.1 billion market in 1998. Management believes that the baby and toddler market is insulated from changes in fashion trends and less sensitive to general economic conditions and offers strong prospects for continued growth. The growth in this market is being driven by a number of factors, including: (i) women having children later, resulting in more disposable income available for expenditures on children; (ii) more women returning to the workplace after having children, resulting in more disposable income and increased day care apparel needs; (iii) the increasing number of grandparents, a demographic segment with high per capita discretionary income and an important consumer base for children's apparel; (iv) an increasing social emphasis on attractive children's apparel; and (v) an increase in the percentage of births to first time mothers.

    On October 30, 1996 (the "Acquisition Closing Date"), Carter Holdings, Inc. ("Holdings"), a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding preferred and common stock of the Company (the "Acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders (collectively, the "Sellers") for total consideration of $208.0 million, which includes the base purchase price of $194.7 million (including refinancing of indebtedness and certain payments to management but excluding fees and expenses), the issuance of shares of non-voting stock of Holdings valued at $9.1 million to certain members of management and a payment of $4.2 million to the Sellers representing the estimated future tax benefit to the Company resulting from certain payments. The Company also incurred additional financing and transaction fees and expenses of $18.1 million related to the Acquisition. Financing for the Acquisition was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facility"), (ii) $90.0 million of borrowings under a subordinated loan facility among the Company, certain lenders and Bankers Trust Company, as administrative agent (the "Subordinated Loan Facility"), (iii) $50.9 million of equity investments in Holdings by affiliates of Investcorp and certain other investors (which excludes the exchange of management stock) and
(iv) the issuance by Holdings of $20.0 million of senior subordinated notes to affiliates of Investcorp and certain other investors which Holdings used to purchase $20.0 million of the Company's redeemable preferred stock (the "Preferred Stock"). In November 1996, the Company offered and sold in a private placement $100.0 million of Subordinated Notes (the "Notes"), the net proceeds of which were used to retire the $90.0 million of Subordinated Loan Facility borrowings and $5.0 million of borrowings under the Senior Credit Facility. Holdings has substantially no assets or investments other than the shares of capital stock of The William Carter Company.

    The Company is a Massachusetts corporation. The principal executive office of the Company is located at 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260 and its telephone number is (770) 961-8722.

PRODUCTS AND MARKETS

    The Company manufactures and markets a broad array of baby, toddler and young children's apparel under the CARTER'S and CARTER'S CLASSICS brand names. The Company's product offerings can be broadly grouped into two primary categories: (i) "baby and toddler," which includes newborns through toddlers approximately age three (up to size 4T); and (ii) "young children," which includes children approximately age three through six (boys' sizes 4-7 and girls' sizes 4-6x). The Company's product offerings in these categories include layette, sleepwear and playwear for the baby and toddler market and sleepwear and playwear for the young children's market. In addition, the Company sells products such as bedding, diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear and shoes, including products for which the Company licenses the CARTER'S and CARTER'S CLASSICS names.

BABY AND TODDLER

    From 1993 through 1998, total industry sales of baby and toddler apparel increased from $4.9 billion to $7.1 billion, a compound annual growth rate of 7.7%. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. Carter's is currently the leading supplier of baby and toddler apparel in the United States, with a 6.3% market share in its target distribution channels, almost twice that of its nearest branded competitor.

    LAYETTE. Layette includes a complete range of products primarily made of cotton for newborns, including bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps and booties. In fiscal 1998, Carter's generated $165.0 million from sales of these products. Carter's is the leading supplier of layette products, within its distribution channels. Management attributes Carter's leading market position to Carter's distinctive print designs, unique embroidery and the reputation for quality Carter's has developed over its 130 year history. In 1998, the Company continued to introduce new baby programs targeted toward three consumer groups; gift-givers, experienced mothers and first-time mothers. Just One Year ("JOY") and the 1998 introduction of Another Bundle of JOY are complete nursery programs aimed at the first-time mother. Special Deliveries is targeted toward the gift-giver and is designed and packaged to make buying gifts easy. Baby Basics, another component of Carter's layette business, provides the experienced mother with the essentials in value-focused multi-packs. The Company's primary competitors in the layette market are private label manufacturers.

    SLEEPWEAR. Baby sleepwear includes pajamas, long underwear and one-piece footed sleepers. In fiscal 1998, Carter's generated $77.4 million from sales of these products. Carter's is the leading supplier of baby sleepwear products within its distribution channels. As in layette, management attempts to differentiate its sleepwear products from its competition by offering consumer-tested prints and embroideries with an emotional appeal. In addition, management believes Carter's baby and toddler sleepwear product line, which is well-coordinated with its layette product line, features more functional, higher quality products than those of its competitors. The Company's primary competitors in the baby sleepwear market are both private label manufacturers and other branded children's apparel companies.

    PLAYWEAR. Baby and toddler playwear includes cotton knit apparel for everyday use. In fiscal 1998, Carter's generated $87.9 million from sales of these products. Although Carter's has historically focused on strengthening its core volume layette and sleepwear products, it has begun to focus on strengthening its playwear product offerings by introducing original print designs and innovative artistic applications in an effort to drive sales growth and increase market share. Management believes that these new product offerings and an increased marketing focus, in addition to Carter's high brand name awareness and strong wholesale customer relationships, will allow the Company's sales and market share in this category to grow. The baby and toddler playwear market is highly fragmented, with no one branded competitor having more than a 4% share of the market.

    OTHER. Other baby and toddler products include bedding, outerwear, shoes, socks, diaper bags, gift sets, lamps and hair accessories, including products for which the Company licenses the CARTER'S name. In fiscal 1998, Carter's generated $32.3 million from sales of these products.

YOUNG CHILDREN'S

    From 1993 through 1998, total industry sales of young children's apparel increased from $5.0 billion to $5.5 billion, a compound annual growth rate of 1.9%. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. The Company is the largest branded supplier of young children's sleepwear products, and is also a supplier of young children's playwear products.

    SLEEPWEAR. Young children's sleepwear product offerings include basic two-piece pajamas, long underwear and polyester blanket-fleece one-piece sleepers. In fiscal 1998, Carter's generated $27.7 million from sales of these products. As with baby and toddler sleepwear, Carter's attempts to differentiate its young children's sleepwear products from those of its competitors by offering consumer-tested prints and embroideries with an emotional appeal. Carter's primary competitors in the young children's sleepwear market are both branded children's apparel companies and private label manufacturers.

    PLAYWEAR. Young children's playwear product offerings include cotton knit apparel for everyday use. In fiscal 1998, Carter's generated $17.9 million from sales of these products. Carter's strategy is to leverage its high brand awareness and leading market shares in layette and sleepwear to increase its sales of young children's playwear. Carter's primary competitors in the young children's playwear market are both branded children's apparel companies and private label manufacturers.

    OTHER. Other young children's products include outerwear, shoes, socks, lamps and hair accessories, including products for which the Company licenses the CARTER'S name. In fiscal 1998, Carter's generated $2.5 million in royalty income from the sale of these products.

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

    The Company's design staff continuously strives toward product innovation. Consumer preference testing drives the product offerings and defines the look for the brand, while a few showpieces are developed each season to add variety and interest. Generally, graphics and prints are used to provide originality and depth with a sophisticated graphic computer network which enhances artistic talent.

    Due to the importance of graphics and prints, the Company devotes particular effort to consumer preference testing for colors, prints, artwork and silhouettes. Each year, more than 1,000 different prints are consumer-tested, of which 40% are eventually used. As part of the Company's extensive testing program, more than 10,000 potential consumers are surveyed in the Company's outlet stores as well as in geographically-diverse malls. While testing of new prints is an important aspect of consumer research, layette prints, for example, are changed, on average, once every two years. Prints in "basic" items are tested quarterly by consumers as well as constantly monitored through sales data. Consumer preference tests are also conducted on sizing and functionality for new product introductions.

    After consumer preference testing of a fabric or product occurs and internal review committees approve selections, retailers are often shown a color drawing in "board form" to register their reactions. Finally, product development teams from the Company's merchandising department coordinate plans with the managers from manufacturing to ensure cost-effective execution and quality of the proposed item.

DISTRIBUTION AND SALES

    The Company sells its products to wholesale accounts and through the Company's retail outlet stores. In fiscal 1998, sales through the wholesale channel accounted for 58% of total sales, while the retail outlet channel accounted for 42% of total sales. No one wholesale customer accounts for more than 10% of consolidated net revenue.

WHOLESALE OPERATIONS

    The Company sells its products in the United States through a network of 30 sales professionals. Sales professionals work with each department or specialty store account in his/her jurisdiction to establish annual plans for "basics" (primarily layette and certain baby apparel) within the CARTER'S and CARTER'S CLASSICS lines. Once an annual plan has been established with an account, Carter's places the account on its semi-monthly automatic reorder plan for "basics". Automatic reorder allows the Company to plan its manufacturing requirements and benefits both the Company and its wholesale customers by maximizing customers' in-stock positions, thereby maximizing sales and profitability. Currently, Carter's non-basics sleepwear and playwear are planned and ordered seasonally as new products are introduced.

RETAIL OPERATIONS

    The Company currently operates 144 retail outlet stores in 40 states featuring all of CARTER'S quality merchandise, complemented by select brand accessories and apparel. The stores, which average 5,100 square feet per location, offer a broad assortment of baby, toddler and young children's apparel including layette, sleepwear, underwear, playwear, swimwear, outerwear and related accessories.

    A new retail management team was recruited during 1996 to improve the retail division operating results. This team implemented a new marketing strategy and improved store layouts. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. Improvements in the merchandise planning and allocation process, a more impactful and coordinated visual display of merchandise and improvements in customer service were also implemented and contributed to an increase in retail sales in 1998.

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

MANUFACTURING

    The Company is a vertically-integrated manufacturer that knits, dyes, finishes, prints, cuts, sews and embroiders a majority of the products it sells. In the United States, the Company currently operates four sewing facilities, one textile facility, three distribution centers, a cutting facility and an embroidery facility. Internationally, the Company operates two sewing facilities in Costa Rica, one sewing facility in the Dominican Republic and two sewing facilities in Mexico. The Company also sources its products through contractual arrangements throughout the world.

    Despite the Company's historical operating improvements, management believes significant additional opportunities exist to reduce product costs, shorten cycle times and reduce inventories through the wider use of advanced information systems, the expansion of offshore production, reductions in SKUs and product complexity and the enhancement of core product offerings. In 1998, the Company invested in the expansion of its offshore sewing production capacity in Mexico, as sewing is the most labor-intensive portion of the Company's production process. Carter's established its first offshore sewing production facility in Costa Rica in 1991. The Company currently operates five offshore sewing plants which process approximately 59% of the Company's sewing requirements. Management intends to increase its percentage of offshore sewing to 84% by the end of 2001, which is expected to yield significant incremental cost savings in line with the Company's historical experience. The Company's manufacturing capacity is sufficient to meet current and planned operating requirements.

DEMOGRAPHIC TRENDS

    The total U.S. apparel industry generated nearly $177.0 billion in sales in 1998, of which approximately $30.1 billion was spent on children's apparel. Of the $30.1 billion spent on children's apparel, approximately $7.1 billion was spent on baby and toddler apparel, and approximately $5.5 billion was spent on young children's apparel. From 1993 through 1998, sales of baby and toddler apparel grew at a compound annual growth rate of 7.7% and sales of young children's apparel grew at a compound annual growth rate of 1.9%.

    Management believes that numerous demographic trends have contributed to a particularly strong baby and toddler market, including the following:

    - WOMEN HAVING CHILDREN LATER. In 1995, 35% of the births which took place in the U.S. were to women over the age of 30. This was twice as many as in 1975. Of these births, 22% were first children as opposed to only 5% in 1975. Management believes these trends have led to increased spending per child as parents tend to spend more money on their first born child and older parents generally have more disposable income.

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

    - INCREASED FOCUS ON CHILDREN'S CLOTHING. Management believes that there is an increasing social emphasis on attractive children's apparel, which is resulting in increased spending per child. As a result of this, as well as the other factors discussed above, from 1994 through 1996, when the population of children from ages one to six was increasing at a 0.1% compound annual growth rate, sales of baby and infant apparel increased at a 6.8% compound annual growth rate.

    - MORE FIRST BIRTHS CREATE MORE NEW FAMILY FORMATIONS. In recent years, approximately 41% of all births have been first births. This differs dramatically from the baby boom years (1951 to 1965) when 28% of children born were born to first-time mothers. This has significant implications to the baby apparel business because first-time mothers are forming new families and have greater purchasing needs.

    Total births are expected to remain relatively flat through the end of the 1990s but demographic projections anticipate that the number of births will begin to increase after the turn of the century. This increase will come from an increase in the number of women moving into their twenties--the primary childbearing years. Management believes the aforementioned demographic trends, in addition to other non-population growth factors, will continue to drive increased spending per child for the foreseeable future and will lead to increased sales of children's apparel in the Company's primary markets.

COMPETITION

    The baby and toddler and young children's apparel markets are highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and toddler and young children's markets. The Company's primary branded competitors include Health-Tex and Oshkosh B'Gosh, together with Disney licensed products, in playwear and numerous smaller branded companies, as well as Disney licensed products, in sleepwear. Although management believes that the Company does not compete as directly with most private label manufacturers in sleepwear and playwear, certain retailers, including several which are customers of the Company, have significant private label product offerings. The Company does not believe that it has any significant branded competitors in its layette market in which most of the alternative products are offered by private label manufacturers. Because of the highly fragmented nature of the industry, the Company also competes with many small, local manufacturers and retailers. Certain competitors of the Company have greater financial resources, larger customer bases and are less financially leveraged.

ENVIRONMENTAL MATTERS

    The Company is subject to certain environmental laws. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. In July and August 1996, Carter's had studies conducted by an environmental consultant for 13 facilities. Based on available information, including the studies, the Company has identified certain non-compliance with environmental laws. The Company has also identified certain actions which may be required in the future. Carter's has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. In February 1999, the Company and the plaintiff reached a tentative settlement by which Carter's would pay the plaintiff $2,500. Such settlement is subject to the approval of other parties involved in this litigation. Carter's is also in the process of investigating a potential claim under environmental laws in Lamar County, Georgia. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability, if any, or whether the resolution of such matters will have a material effect on the Company.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

    The Company owns many trademarks and tradenames, including Carter's-Registered Trademark-, Carter's Growbody-Registered Trademark-, Carter-Set-Registered Trademark-, Jamakins-Registered Trademark-, Today's Classics-Registered Trademark- and Tykes-Registered Trademark-, as well as patents and copyrights, most of which are registered in the United States and in 46 foreign countries. The Company licenses the CARTER'S name and many of its trademarks, tradenames and patents to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys and shoes. Under an agreement which expired December 8, 1998, Baby Dior-Registered Trademark- was a registered trademark sublicensed to, but not owned by, the Company. After an assessment of the growth opportunities of Baby Dior-Registered Trademark- products, management decided not to extend the sublicense agreement.

EMPLOYEES

    As of January 2, 1999, the Company had approximately 8,182 employees, 4,216 of which were employed on a full-time basis in the Company's domestic operations, 1,005 of which were employed on a part-time basis in the Company's domestic operations and 2,961 of which were employed on a full-time basis in the Company's international operations. None of the Company's employees is unionized. The Company has had no labor-related work stoppages and believes that its labor relations are good.

ITEM 2. PROPERTIES

    The Company operates 144 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,100 square feet. Typically, the leases have an average term of approximately five years with additional five-year renewal options. Domestically, the Company also owns three distribution and five manufacturing facilities in Georgia and Pennsylvania and has ground leases on two additional manufacturing facilities, one in Texas and one in Mississippi. Internationally, the Company leases two sewing facilities in Costa Rica, one in the Dominican Republic and two in Mexico.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company has been involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if resolved adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company paid dividends on its common stock to its parent, Holdings, in the amount of approximately $700,000 for the fiscal year ended January 2, 1999. Proceeds from the dividends were used by Holdings to repurchase shares of Holdings' stock owned by three former employees of the Company for $320,000 and to pay debt issuance costs of $380,000 in connection with the filing of a registration statement on Form S-4 for Holdings' $20.0 million of 12% Senior Subordinated Notes due 2008. In addition, during 1998, Holdings made $90,000 in capital contributions to the Company in connection with the issuance of shares of Holdings' stock to two employees of the Company. The Company generally intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on common equity (see Note 5 to the Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial and other data of the Company as of and for the five fiscal years ended January 2, 1999. As a result of certain adjustments made in connection with the Acquisition, the results of operations for the fiscal years ended January 2, 1999 ("fiscal year 1998") and January 3, 1998 ("fiscal year 1997") and the period October 30, 1996 through December 28, 1996 (together, the "Successor" periods) are not comparable to prior periods (the "Predecessor" periods). The selected financial data for the five fiscal years ended January 2, 1999 were derived from the Company's Audited Consolidated Financial Statements.

    The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
ITEM 8 "Financial Statements and Supplementary Data".

                                                                     (DOLLARS IN THOUSANDS)
                                                      SUCCESSOR (A)                          PREDECESSOR
                                           ------------------------------------  ------------------------------------
                                                                     OCT. 30,      DEC. 31,
                                                                       1996          1995
                                                FISCAL YEAR          THROUGH       THROUGH          FISCAL YEAR
                                           ----------------------    DEC. 28,      OCT. 29,    ----------------------
                                              1998        1997         1996          1996         1995        1994
                                           ----------  ----------  ------------  ------------  ----------  ----------
OPERATING DATA:
Wholesale sales..........................  $  236,486  $  219,535   $   28,506    $  160,485   $  166,884  $  150,175
Retail sales.............................     171,696     143,419       22,990       106,254      128,547     121,374
                                           ----------  ----------  ------------  ------------  ----------  ----------
Net sales................................     408,182     362,954       51,496       266,739      295,431     271,549
Cost of goods sold.......................     257,670     228,358       31,708       170,027      191,105     175,244
                                           ----------  ----------  ------------  ------------  ----------  ----------
Gross profit.............................     150,512     134,596       19,788        96,712      104,326      96,305
Selling, general and administrative......     123,090     111,505       16,672        79,296       83,223      77,472
Nonrecurring charge (b)(f)...............          --          --           --         8,834           --          --
                                           ----------  ----------  ------------  ------------  ----------  ----------
Operating income.........................      27,422      23,091        3,116         8,582       21,103      18,833
Interest expense.........................      18,525      17,571        2,631         7,075        7,849       6,445
                                           ----------  ----------  ------------  ------------  ----------  ----------
Income before income taxes and
  extraordinary item.....................       8,897       5,520          485         1,507       13,254      12,388
Provision for income taxes...............       3,616       2,429          212         1,885        5,179       4,000
                                           ----------  ----------  ------------  ------------  ----------  ----------
Income (loss) before extraordinary
  item...................................       5,281       3,091          273          (378)       8,075       8,388
Extraordinary item, net of tax (c).......          --          --        2,351            --           --          --
                                           ----------  ----------  ------------  ------------  ----------  ----------
Net income (loss)........................  $    5,281  $    3,091   $   (2,078)   $     (378)  $    8,075  $    8,388
                                           ----------  ----------  ------------  ------------  ----------  ----------
                                           ----------  ----------  ------------  ------------  ----------  ----------
Net income (loss) available to common
  stockholders...........................  $    2,628  $      416   $   (2,512)   $   (1,510)  $    6,460  $    6,710
                                           ----------  ----------  ------------  ------------  ----------  ----------
                                           ----------  ----------  ------------  ------------  ----------  ----------
BALANCE SHEET DATA (END OF PERIOD):
Working capital (d)......................  $   99,480  $   87,482   $   70,792                 $   84,593  $   68,595
Total assets.............................     349,228     331,899      318,709                    167,216     135,471
Total debt, including current
  maturities.............................     167,600     157,100      145,000                     87,495      71,660
Redeemable preferred stock (e)...........      18,682      18,462       18,234                         --          --
Preferred stock..........................          --          --           --                     50,000      50,000
Common stockholders' equity..............      58,739      56,721       57,488                     (4,678)    (11,351)

CASH FLOW DATA:
Net cash provided by (used in) operating
  activities.............................  $    9,497  $    4,089   $    7,095    $   24,405   $   (5,516) $   14,643
Net cash used in investing activities....     (17,960)    (13,965)    (143,227)       (4,007)     (13,369)    (10,926)
Net cash provided by (used in) financing
  activities.............................       8,190      12,174      134,263       (19,433)      14,157      (1,746)

OTHER DATA:
EBITDA, as defined (f)...................  $   43,021  $   36,926   $    5,530    $   25,628   $   30,562  $   27,098
Gross margin.............................        36.9%       37.1%        38.4%         36.3%        35.3%       35.5%
Depreciation and amortization............  $   15,599  $   13,835   $    2,414    $    6,612   $    7,337  $    6,515
Capital expenditures.....................      17,991      14,013        3,749         4,007       13,715      10,996

                     See Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

(a) As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the results of operations for the fiscal years ended January 2, 1999 and January 3, 1998 and the period from October 30, 1996 through December 28, 1996 are not comparable to prior periods. The fiscal years ended January 2, 1999 and January 3, 1998 and the period October 30, 1996 through December 28, 1996 reflect increased depreciation, amortization and interest expenses.

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

(f) EBITDA represents earnings before interest and income tax expense (i.e. operating income) excluding the following charges:

    (i) depreciation and amortization expense including prepaid management fee amortization of $1.35 million, $1.35 million and $0.23 million for the fiscal years ended January 2, 1999 and January 3, 1998 and the period October 30, 1996 through December 28, 1996, respectively, incurred in connection with the Acquisition;

    (ii) costs associated with certain benefit plans that were terminated as a result of the Acquisition and not replaced, as follows: (1) Long-Term Incentive Plan expenses of $1.2 million, $1.1 million and $1.0 million for fiscal 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; (2) Management Equity Participation Plan expenses of $0.6 million, $0.6 million and $0.6 million for fiscal 1994, 1995 and the period December 31, 1995 through October 29, 1996, respectively; and (3) Stock Compensation Plan expense of $0.4 million in fiscal 1995; and

   (iii) in fiscal 1996, the nonrecurring charge of $8.8 million related to the Acquisition.

    The Company has reported EBITDA as it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown. In addition, management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. The EBITDA amounts presented herein may not be comparable to other similarly titled measures presented by other companies.

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

GENERAL

    The Company is a leading manufacturer and marketer of baby, toddler and young children's apparel. The Company sells its products to more than 300 department and specialty store customers (58% of fiscal 1998 sales) and through its 144 retail outlet stores (42% of fiscal 1998 sales).

    Consolidated net sales have increased from $271.5 million in 1994 to $408.2 million in 1998. During this period, wholesale sales have increased from $150.2 million to $236.5 million and retail sales have increased from $121.4 million to $171.7 million. The increase in wholesale sales resulted primarily from product introductions and the growth of new wholesale accounts, including Sears and JCPenney, partially offset by the removal of certain product lines, such as outerwear, boys' and girls' underwear and certain BABY DIOR seasonal lines. The increase in retail sales resulted primarily from new store openings, partially offset by comparable store sales (stores open more than 12 months) declines from 1994 to 1996. Management believes the comparable store sales declines were due to a soft retailing environment and to certain operational and merchandising problems which were corrected in 1997. Comparable store sales increased 15.0% in 1998.

    For purposes of the presentation and the discussions that follow, fiscal 1996 data reflects the mathematical aggregation of historical results of the Company for the Successor period from October 30, 1996 through December 28, 1996 plus the Predecessor period from December 31, 1995 through October 29, 1996. This aggregation is not indicative of results that would actually have been obtained if the Acquisition had occurred on December 31, 1995 (the first day of fiscal 1996). Likewise, fiscal 1995 data reflects that of the Predecessor and fiscal 1997 and 1998 data reflects that of the Successor.

RESULTS OF OPERATIONS

    The following table sets forth certain components of the Company's Consolidated Statements of Operations data expressed as a percentage of net sales:

                                          FISCAL YEAR             FISCAL YEAR 1996
                                          ------------  ------------------------------------
                                                                    SUCCESSOR    PREDECESSOR
                                                                   PERIOD FROM   PERIOD FROM
                                                                    OCT. 30,      DEC. 31,
                                                                      1996          1995
                                                                     THROUGH       THROUGH
                                                                    DEC. 28,      OCT. 29,
                                          1998   1997   COMBINED      1996          1996
                                          -----  -----  --------   -----------   -----------
Statements of Operations:
Wholesale sales.........................   57.9%  60.5%   59.4%         55.4%         60.2%
Retail sales............................   42.1   39.5    40.6          44.6          39.8
                                          -----  -----  --------       -----         -----
Net sales...............................  100.0  100.0   100.0         100.0         100.0
Cost of goods sold......................   63.1   62.9    63.4          61.6          63.7
                                          -----  -----  --------       -----         -----
Gross profit............................   36.9   37.1    36.6          38.4          36.3
Selling, general and administrative
  expenses..............................   30.2   30.7    30.2          32.4          29.7
Nonrecurring charge.....................     --     --     2.8            --           3.3
                                          -----  -----  --------       -----         -----
Operating income........................    6.7    6.4     3.6           6.0           3.3
Interest expense........................    4.5    4.8     3.0           5.1           2.7
                                          -----  -----  --------       -----         -----
Income before income taxes and
  extraordinary item....................    2.2    1.6     0.6           0.9           0.6
Provision for income taxes..............    0.9    0.7     0.7           0.4           0.7
Extraordinary item, net.................     --     --     0.7           4.6            --
                                          -----  -----  --------       -----         -----
Net income (loss).......................    1.3%   0.9%   (0.8)%        (4.1)%        (0.1)%
                                          -----  -----  --------       -----         -----
                                          -----  -----  --------       -----         -----

FISCAL YEAR ENDED JANUARY 2, 1999 COMPARED WITH FISCAL YEAR ENDED
  JANUARY 3, 1998

    NET SALES. Net sales for fiscal 1998 increased 12.5% to $408.2 million from $363.0 million in fiscal 1997. This increase was due to a 7.7% increase in wholesale sales and a 19.7% increase in retail sales. Wholesale sales for fiscal 1998 increased to $236.5 million from $219.5 million in fiscal 1997. The successful introduction of additional lifestyle marketing products drove a wholesale revenue increase of $17.0 million. Such products include Baby Basics (high volume products for every day use such as bodysuits, bibs and bed and bath products), Special Deliveries (fashionable layette products targeted towards gift purchases), Dreamakers (a higher-end sleepwear product with better fabrication and brighter colors) and Another Bundle of JOY ("JOY", an acronym for Just One Year--an expanded product offering for the first-time mom, including non-apparel products such as plush toys, strollers and bedding). Retail sales for fiscal 1998 increased to $171.7 million from $143.4 million in fiscal 1997. Comparable store sales increased 15.0% in 1998. The successful implementation of a new marketing strategy and the benefit from the new product line introductions described above drove the favorable outlet store performance in 1998. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. In 1998, the Company opened 17 stores and closed 11 stores. There were 144 stores in operation at January 2, 1999 compared with 138 at January 3, 1998.

    GROSS PROFIT. Gross profit for fiscal 1998 increased 11.8% to $150.5 million from $134.6 million in fiscal 1997. Gross profit as a percentage of net sales in fiscal 1998 decreased to 36.9% from 37.1% in fiscal 1997. The reduction in gross profit percentage reflects the startup costs incurred in the development of sewing capacity in Mexico.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1998 increased 10.4% to $123.1 million from $111.5 million in fiscal 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 30.2% in fiscal 1998 from 30.7% in fiscal 1997. This improvement is primarily attributed to the increase in comparable retail store sales and the benefit from such increase on a relatively fixed operating cost structure.

    OPERATING INCOME. Operating income for fiscal 1998 increased to $27.4 million from $23.1 million in fiscal 1997 as a result of the net effect of margins earned on higher wholesale and retail store sales and the reduction of selling, general and administrative expenses as a percent of net sales. Operating income as a percentage of net sales increased to 6.7% in fiscal 1998 from 6.4% in fiscal 1997.

    INTEREST EXPENSE. Interest expense for fiscal 1998 increased to $18.5 million from $17.6 million in fiscal 1997. This increase reflects interest expense on higher average borrowings under the Company's revolving credit facility. At January 2, 1999, outstanding debt aggregated $167.6 million, of which $67.6 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $676,000. At January 2, 1999, borrowings under the Company's $65.0 million revolving credit facility were $24.4 million. The Company also had $6.9 million of outstanding letters of credit.

    INCOME TAXES. The Company's 1998 effective tax rate of 41% was less than the prior year's effective tax rate of 44%. This can be attributed to the Company's permanent tax differences, primarily goodwill amortization, which bear a smaller relationship to the Company's greater pre-tax income in 1998.

    NET INCOME. As a result of the factors described above, the Company reported net income of $5.3 million in fiscal 1998 compared to $3.1 million in fiscal 1997.

FISCAL YEAR ENDED JANUARY 3, 1998 COMPARED WITH FISCAL YEAR ENDED
  DECEMBER 28, 1996

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

    As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and had a change in its capital structure (see Notes 1, 5, 6 and 7 to the Consolidated Financial Statements). A nonrecurring charge and an extraordinary loss were recorded in connection with the Acquisition and financing. Accordingly, the results of operations for 1997 and 1996 are not comparable to prior periods. The period prior to the Acquisition reflects a nonrecurring charge, principally Company and Sellers' expenses, such as accelerated compensation plan payments to management and professional fees. The period subsequent to the Acquisition reflects increased cost of sales due to higher depreciation expense for assets revalued at the Acquisition, increased interest expense, the amortization of goodwill, tradename, certain prepaid expenses and an extraordinary loss resulting from the early extinguishment of debt.

    NET SALES. Net sales for fiscal 1997 increased 14.1% to $363.0 million from $318.2 million in fiscal 1996. This increase was due to a 16.2% increase in wholesale sales and an 11.0% increase in retail sales. Wholesale sales for fiscal 1997 increased to $219.5 million from $189.0 million in fiscal 1996. This increase was due primarily to the successful launch of the Company's first lifestyle marketing product line "JOY" (acronym for "Just One Year"). Retail sales for fiscal 1997 increased to $143.4 million from $129.2 million in fiscal 1996. Comparable store sales increased 0.4% in 1997, the first increase posted since 1992. The improvement in outlet store performance is attributed to the investment made in a new retail management team. Each of the key retail management positions was upgraded in an effort to improve retail's performance. This team implemented a new marketing strategy and made other operating improvements, which resulted in the first same store sales increase since 1992, with improved profitability. In 1997, the Company opened 12 stores and closed 9 stores. There were 138 stores in operation at January 3, 1998 compared with 135 at December 28, 1996.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1997 increased 16.2% to $111.5 million from $96.0 million in fiscal 1996. Selling, general and administrative expenses as a percentage of net sales increased to 30.7% in fiscal 1997 from 30.2% in fiscal 1996. The 1997 expense includes $4.8 million of amortization related to intangibles recorded at Acquisition. Such expenses for the two-month period ended December 28, 1996 were $0.8 million. Excluding these Acquisition-related expenses, selling, general and administrative expenses for fiscal 1997 increased 12.1% to $106.7 million from $95.2 million in fiscal 1996. The higher selling, general and administrative expenses can be attributed to an increase in retail store expenses related to the addition of new outlet stores and higher volume related wholesale distribution costs.

    NONRECURRING CHARGE. In connection with the Acquisition, the Company recorded an $8.8 million nonrecurring charge in 1996. This charge includes $3.5 million of transaction expenses and $5.3 million of expenses related to management payments, including the unaccrued costs associated with accelerated compensation plan payments.

    OPERATING INCOME. Operating income for fiscal 1997 increased to $23.1 million from $11.7 million in fiscal 1996 as a result of the changes in selling, general and administrative expenses, gross profit and the nonrecurring charge described above. Operating income as a percentage of net sales increased to 6.4% in fiscal 1997 from 3.6% in fiscal 1996. Excluding depreciation and amortization expenses related to the Acquisition, which were $5.1 million in fiscal 1997 and $0.8 million for the two-month period ended December 28, 1996, and the $8.8 million nonrecurring charge in the period ended October 29, 1996, operating income for fiscal 1997 increased $6.9 million to $28.2 million from $21.3 million in fiscal 1996. Excluding these Acquisition-related expenses, operating income as a percentage of net sales increased to 7.8% in fiscal 1997 from 6.7% in fiscal 1996.

    INTEREST EXPENSE. Interest expense for fiscal 1997 increased to $17.6 million from $9.7 million in fiscal 1996. This increase reflects higher interest expense on additional indebtedness resulting from the Acquisition and higher average borrowings under the Company's revolving credit facility. At January 3, 1998, outstanding debt aggregated $157.1 million, of which $57.1 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $571,000. At January 3, 1998, borrowings under the Company's $50.0 million revolving credit facility were $13.0 million. The Company also had $4.3 million of outstanding letters of credit.

    EXTRAORDINARY LOSS. In November 1996, the Company used the proceeds from the issuance of the Notes to prepay $90.0 million of Acquisition-related borrowings under the Subordinated Loan Facility and $5.0 million of the term loan portion of the Senior Credit Facility. As a result, the Company recorded an after-tax loss of $2.4 million which represented the writeoff of deferred debt issue costs, which has been reflected in the Company's Consolidated Statements of Operations as an extraordinary item.

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

    Net cash provided by operating activities in the fiscal years 1998, 1997 and 1996 was $9.5 million, $4.1 million and $31.5 million, respectively.

    The net cash flow provided by operating activities in fiscal 1998 was $9.5 million, an increase of $5.4 million compared to fiscal year 1997. This increase reflects a higher level of net income offset by increased working capital requirements, primarily related to inventories. Inventories at January 2, 1999 were $101.4 million compared with $87.6 million at January 3, 1998 and $76.5 million at December 28, 1996. This increase reflects the growth in inventory required to support a higher level of sales and additional outlet stores.

    The Company invested $18.0 million, $14.0 million and $7.8 million in capital expenditures during fiscal years 1998, 1997 and 1996, respectively. Although there are no material commitments for capital expenditures, the Company plans capital expenditures of approximately $16.0 million in fiscal 1999.

    The Company incurred additional indebtedness in connection with the Acquisition. At January 2, 1999, the Company had approximately $167.6 million of indebtedness outstanding, consisting of $100.0 million of Notes, $43.2 million in term loan borrowings under the Senior Credit Facility and $24.4 million of borrowings outstanding under the $65.0 million revolving credit portion of the Senior Credit Facility (exclusive of approximately $6.9 million of outstanding letters of credit). At January 2, 1999, the Company had approximately $33.7 million of financing available under the revolving credit portion of the Senior Credit Facility. In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment since the Acquisition and to support higher levels of demand for the Company's products than had been anticipated at Acquisition. As amended, the Senior Credit Facility provides for a $65.0 million revolving credit facility which was increased from $50.0 million, to support peak working capital requirements. The term loan has a final scheduled maturity date of October 31, 2003 and is required to be repaid in 14 consecutive semi-annual installments totaling $0.9 million in each of fiscal years 1997 through 2000, $5.4 million in fiscal year 2001, $13.5 million in fiscal year 2002 and $22.5 million in fiscal year 2003. In November 1996, the term loan was reduced by $5.0 million with proceeds from the issuance of the Notes. The future scheduled payments under the Senior Credit Facility have been reduced ratably for this payment. The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. No principal payments are required on the Notes prior to their scheduled maturity.

    The Company believes that cash generated from operations, together with amounts available under the revolving portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

    The Senior Credit Facility imposes certain covenants, requirements and restrictions on actions by the Company and its subsidiaries that, among other things, restrict the payment of dividends.

EFFECTS OF INFLATION

    The Company is affected by inflation primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

    The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter and promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product lines.

MARKET RISKS

    In the operation of its business, the Company has market risk exposures to foreign sourcing, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

    The Company currently sources approximately 59% of its sewing production through its offshore facilities. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

    The principal raw materials used by the Company are cotton and polyester yarns and chemicals, dyes and pastes used in textile manufacturing, as well as finished fabrics and trim materials. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future.

    The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At January 2, 1999, outstanding debt aggregated $167.6 million, of which $67.6 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $676,000.

YEAR 2000 READINESS

    The Company utilizes electronic technology that processes information and performs calculations that are date and time dependent. Virtually every computer operation, encompassing all information systems as well as manufacturing equipment and plant facilities with embedded logic, unless it is already Year 2000 ("Y2K") ready, will be affected in some way by the rollover of the two-digit year value from "99" to "00" and the inadvertent recognition by electronic technology of "00" as the year 1900 rather than 2000. The Company is aware that it may not only be negatively affected by the failure of its own systems to be Y2K ready, but may also be adversely impacted by the Y2K non-readiness of its vendors, customers, service providers and any other party with which the Company transacts business.

    The Company has completed its assessment of all systems (hardware and software), facilities, suppliers and service providers for all locations. Through this process, the Company has identified remediational steps necessary to be Y2K ready. Because the Company primarily uses software provided by third party vendors, it has not incurred substantial internal programming costs associated with modifying code and data to handle dates past the Year 2000. The latest software releases provided by major third-party vendors to the Company have been certified to be Y2K ready.

    The Company is in the process of upgrading its systems (hardware and software) to Y2K ready releases. The replacement/upgrading of affected hardware and software supporting the Company's manufacturing and administrative locations is substantially complete. The Company expects to complete the remaining replacements/upgrades by the third quarter of 1999. Integrated testing and validation of all the Company's systems is expected to be completed during the third quarter of 1999.

    All major customers, outside vendors and service providers have been contacted regarding their Y2K readiness. Appropriate steps and follow-up measures have been instituted to ensure their readiness on an individual basis by June 1999. Because of the concerns regarding the Y2K issue and the potential for disruption of business operations, the Company has established a comprehensive contingency planning process. The scope of the Y2K contingency plans includes, but is not limited to, failures or disruptions in: information systems, plant facilities, equipment, utilities, transportation, voice/data communications, material supplies and/or key support services. The development of the contingency plans is scheduled for completion by May 1999.

    The Company has incurred and expects to continue to incur internal staffing and other costs as a result of modifying existing systems to be Y2K ready. Such costs will continue to be expensed as incurred and funded through internally generated cash flow while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and their implementation was not significantly accelerated as a result of Y2K. To date, the Company has incurred $1.1 million of costs in connection with Y2K readiness. The Company plans to spend approximately $3.0 million in 1999 to complete its readiness, substantially all of which represents investments in new equipment. The costs to date and the estimated costs to complete do not include internal payroll costs, which are not tracked separately.

    Management recognizes that the failure of the Company, or any party with which the Company conducts business, to be Y2K ready in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems were to fail because they were not Y2K ready, the Company could incur significant costs and inefficiencies. Manual systems for sales, manufacturing, retail operations and/or financial control would have to be implemented and staffed. If the Company was not Y2K ready, some customers might decide to cease doing business with the Company. Disruptions in electric power, in other critical services or in the delivery of raw materials could cause significant business interruptions. Similarly, business interruptions incurred by the Company's customers could result in deferred or canceled orders.

    The dates on which the Company believes Y2K readiness will be complete are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with the implementation of Y2K readiness. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the lack of availability of skilled personnel, increased costs for outside resources, untimely responses by key service providers and the inability to implement interfaces between the new systems and the existing systems on a timely basis.

    Due to the general uncertainty of the Y2K risk, resulting, in part, from the uncertainty about the Y2K readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Y2K issue or to limit exposure to third-party liability that may affect its operations and business, in a timely and cost-effective manner.

ACCOUNTING PRONOUNCEMENTS

    In 1998, the Company adopted Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 does not affect results of operations or financial position but requires disclosure of certain segment information (see
Note 16 to the Consolidated Financial Statements). SFAS 132 revises employers' disclosure about pensions and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans. (see Note 9 to the Consolidated Financial Statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          20

Consolidated Balance Sheets at January 2, 1999 and January 3, 1998.........................................          21

Consolidated Statements of Operations for the fiscal years ended January 2, 1999 and January 3, 1998
  (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31,
  1995 through October 29, 1996 (Predecessor)..............................................................          22

Consolidated Statements of Cash Flows for the fiscal years ended January 2, 1999 and January 3, 1998
  (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31,
  1995 through October 29, 1996 (Predecessor)..............................................................          23

Consolidated Statements of Changes in Common Stockholders' Equity for the fiscal years ended January 2,
  1999 and January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996
  (Successor) and December 31, 1995 through October 29, 1996 (Predecessor).................................          24

Notes to Consolidated Financial Statements.................................................................          25

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of The William Carter Company:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in common stockholders' equity present fairly, in all material respects, the consolidated financial position of The William Carter Company and its subsidiaries (the "Company") as of January 2, 1999 and January 3, 1998, and the consolidated results of their operations and their cash flows for the years ended January 2, 1999 and January 3, 1998 and the period from October 30, 1996 through December 28, 1996 ("Successor," as defined in Note 1) and the period from December 31, 1995 through October 29, 1996 ("Predecessor," as defined in Note 1), in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 25, 1999

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                  SUCCESSOR
                                                                                            ----------------------
                                                                                            JANUARY 2,  JANUARY 3,
                                                                                               1999        1998
                                                                                            ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    3,986  $    4,259
  Accounts receivable, net of allowance for doubtful accounts of $2,500 in 1998 and $2,374
    in 1997...............................................................................      34,834      30,134
  Inventories.............................................................................     101,408      87,639
  Prepaid expenses and other current assets...............................................       3,433       3,964
  Deferred income taxes...................................................................      11,725      12,910
                                                                                            ----------  ----------
      Total current assets................................................................     155,386     138,906
Property, plant and equipment, net........................................................      59,674      53,011
Tradename, net............................................................................      94,583      97,083
Cost in excess of fair value of net assets acquired, net..................................      30,191      31,445
Deferred debt issuance costs, net.........................................................       6,850       7,980
Other assets..............................................................................       2,544       3,474
                                                                                            ----------  ----------
      Total assets........................................................................  $  349,228  $  331,899
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt....................................................  $      900  $      900
  Accounts payable........................................................................      18,887      14,582
  Other current liabilities...............................................................      36,119      35,942
                                                                                            ----------  ----------
      Total current liabilities...........................................................      55,906      51,424
Long-term debt............................................................................     166,700     156,200
Deferred income taxes.....................................................................      39,632      39,777
Other long-term liabilities...............................................................       9,569       9,315
                                                                                            ----------  ----------
      Total liabilities...................................................................     271,807     256,716
                                                                                            ----------  ----------
Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and
  redemption value, 5,000 shares authorized, issued and outstanding.......................      18,682      18,462
                                                                                            ----------  ----------
Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized, issued and
    outstanding...........................................................................          --          --
  Additional paid-in capital..............................................................      56,811      56,721
  Retained earnings.......................................................................       1,928          --
                                                                                            ----------  ----------
  Common stockholder's equity.............................................................      58,739      56,721
                                                                                            ----------  ----------
      Total liabilities and stockholder's equity..........................................  $  349,228  $  331,899
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                    SUCCESSOR                       PREDECESSOR
                                                   --------------------------------------------  ------------------
                                                                               FOR THE PERIOD      FOR THE PERIOD
                                                     FOR THE      FOR THE           FROM                FROM
                                                   YEAR ENDED   YEAR ENDED    OCTOBER 30, 1996   DECEMBER 31, 1995
                                                   JANUARY 2,   JANUARY 3,        THROUGH             THROUGH
                                                      1999         1998      DECEMBER 28, 1996    OCTOBER 29, 1996
                                                   -----------  -----------  ------------------  ------------------
Net sales........................................   $ 408,182    $ 362,954       $   51,496          $  266,739
Cost of goods sold...............................     257,670      228,358           31,708             170,027
                                                   -----------  -----------         -------            --------
Gross profit.....................................     150,512      134,596           19,788              96,712
Selling, general and administrative..............     123,090      111,505           16,672              79,296
Nonrecurring charge..............................          --           --               --               8,834
                                                   -----------  -----------         -------            --------
Operating income.................................      27,422       23,091            3,116               8,582
Interest expense.................................      18,525       17,571            2,631               7,075
                                                   -----------  -----------         -------            --------
Income before income taxes and extraordinary
  item...........................................       8,897        5,520              485               1,507
Provision for income taxes.......................       3,616        2,429              212               1,885
                                                   -----------  -----------         -------            --------
Income (loss) before extraordinary item..........       5,281        3,091              273                (378)
Extraordinary item, net of income tax benefit of
  $1,270.........................................          --           --            2,351                  --
                                                   -----------  -----------         -------            --------
Net income (loss)................................       5,281        3,091           (2,078)               (378)
Dividend requirements on preferred/ redeemable
  preferred and accretion on redeemable preferred
  stock..........................................      (2,653)      (2,675)            (434)             (1,132)
                                                   -----------  -----------         -------            --------
Net income (loss) applicable to common
  stockholder....................................   $   2,628    $     416       $   (2,512)         $   (1,510)
                                                   -----------  -----------         -------            --------
                                                   -----------  -----------         -------            --------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                         SUCCESSOR
                                                                        -------------------------------------------
                                                                          FOR THE      FOR THE     FOR THE PERIOD
                                                                        YEAR ENDED   YEAR ENDED   FROM OCTOBER 30,
                                                                        JANUARY 2,   JANUARY 3,     1996 THROUGH
                                                                           1999         1998      DECEMBER 28, 1996
                                                                        -----------  -----------  -----------------
Cash flows from operating activities:
  Net income (loss)...................................................   $   5,281    $   3,091       $  (2,078)
  Extraordinary loss, net of taxes....................................          --           --           2,351
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization...................................      16,946       15,122           2,588
      Loss on disposal of fixed assets and other......................         387          153              --
      Deferred tax provision..........................................       1,040          870             212
      Effect of changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable....................      (4,700)     (10,875)          7,975
        (Increase) decrease in inventories............................     (13,769)      (7,047)           (704)
        Decrease (increase) in prepaid expenses and other assets......         111        2,876          (4,432)
        Increase in accounts payable and other liabilities............       4,201           62           1,183
        Other.........................................................          --         (163)             --
                                                                        -----------  -----------  -----------------
           Net cash provided by operating activities..................       9,497        4,089           7,095
                                                                        -----------  -----------  -----------------
Cash flows from investing activities:
  Proceeds from sale of fixed assets..................................          31           48              --
  Capital expenditures................................................     (17,991)     (14,013)         (3,749)
  Payment to Sellers for the Acquisition..............................          --           --        (117,773)
  Payments of Acquisition costs.......................................          --           --         (21,705)
                                                                        -----------  -----------  -----------------
           Net cash used in investing activities......................     (17,960)     (13,965)       (143,227)
                                                                        -----------  -----------  -----------------
Cash flows from financing activities:
  Proceeds from Successor revolving line of credit....................     114,750      107,000           6,100
  Payments of Successor revolving line of credit......................    (103,350)     (94,000)         (6,100)
  Proceeds from other Successor debt..................................          --           --         240,000
  Payments of other Successor debt....................................        (900)        (900)        (95,000)
  Proceeds from Predecessor revolving line of credit..................          --           --              --
  Payments of Predecessor revolving line of credit....................          --           --              --
  Payments of other Predecessor debt..................................          --           --         (68,062)
  Payment of Predecessor accrued interest.............................          --           --          (1,059)
  Payments of financing costs.........................................        (217)        (650)        (12,432)
  Proceeds from issuance of Successor common stock....................          --           --          60,000
  Proceeds from issuance of Successor preferred stock.................          --           --          20,000
  Stock issuance costs of Successor preferred stock...................          --           --          (2,200)
  Payments of Successor preferred stock dividends.....................      (2,433)      (2,447)             --
  Capital contributions from Holdings.................................          60           --              --
  Payments of other dividends to Holdings.............................        (700)      (1,183)             --
  Payment of Predecessor preferred stock dividends....................          --           --          (2,747)
  Payment of Predecessor guaranteed yield dividend on common stock....          --           --          (4,237)
  Other...............................................................         980        4,354              --
                                                                        -----------  -----------  -----------------
           Net cash provided by (used in) financing activities........       8,190       12,174         134,263
                                                                        -----------  -----------  -----------------
Net (decrease) increase in cash and cash equivalents..................        (273)       2,298          (1,869)
Cash and cash equivalents at beginning of period......................       4,259        1,961           3,830
                                                                        -----------  -----------  -----------------
Cash and cash equivalents at end of period............................   $   3,986    $   4,259       $   1,961
                                                                        -----------  -----------  -----------------
                                                                        -----------  -----------  -----------------

                                                                           PREDECESSOR
                                                                        -----------------
                                                                         FOR THE PERIOD
                                                                        FROM DECEMBER 31,
                                                                          1995 THROUGH
                                                                        OCTOBER 29, 1996
                                                                        -----------------
Cash flows from operating activities:
  Net income (loss)...................................................      $    (378)
  Extraordinary loss, net of taxes....................................             --
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization...................................          6,979
      Loss on disposal of fixed assets and other......................             --
      Deferred tax provision..........................................          2,381
      Effect of changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable....................        (12,540)
        (Increase) decrease in inventories............................          8,392
        Decrease (increase) in prepaid expenses and other assets......          2,759
        Increase in accounts payable and other liabilities............         16,812
        Other.........................................................             --
                                                                              -------
           Net cash provided by operating activities..................         24,405
                                                                              -------
Cash flows from investing activities:
  Proceeds from sale of fixed assets..................................             --
  Capital expenditures................................................         (4,007)
  Payment to Sellers for the Acquisition..............................             --
  Payments of Acquisition costs.......................................             --
                                                                              -------
           Net cash used in investing activities......................         (4,007)
                                                                              -------
Cash flows from financing activities:
  Proceeds from Successor revolving line of credit....................             --
  Payments of Successor revolving line of credit......................             --
  Proceeds from other Successor debt..................................             --
  Payments of other Successor debt....................................             --
  Proceeds from Predecessor revolving line of credit..................         12,500
  Payments of Predecessor revolving line of credit....................        (31,500)
  Payments of other Predecessor debt..................................           (433)
  Payment of Predecessor accrued interest.............................             --
  Payments of financing costs.........................................             --
  Proceeds from issuance of Successor common stock....................             --
  Proceeds from issuance of Successor preferred stock.................             --
  Stock issuance costs of Successor preferred stock...................             --
  Payments of Successor preferred stock dividends.....................             --
  Capital contributions from Holdings.................................             --
  Payments of other dividends to Holdings.............................             --
  Payment of Predecessor preferred stock dividends....................             --
  Payment of Predecessor guaranteed yield dividend on common stock....             --
  Other...............................................................             --
                                                                              -------
           Net cash provided by (used in) financing activities........        (19,433)
                                                                              -------
Net (decrease) increase in cash and cash equivalents..................            965
Cash and cash equivalents at beginning of period......................          2,865
                                                                              -------
Cash and cash equivalents at end of period............................      $   3,830
                                                                              -------
                                                                              -------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                          CLASS A      CLASS B      CLASS C    ADDITIONAL
                                                            COMMON        COMMON       COMMON       COMMON       PAID-IN
                                                             STOCK         STOCK        STOCK        STOCK       CAPITAL
                                                         -------------  -----------  -----------  -----------  -----------
PREDECESSOR:
  BALANCE AT DECEMBER 30, 1995.........................                  $       -    $       -    $       -    $  92,379
  Net loss.............................................
  Preferred stock dividend.............................
  Common stock guaranteed-yield dividend...............
                                                                               ---          ---          ---   -----------
  BALANCE AT OCTOBER 29, 1996..........................                  $       -    $       -    $       -    $  92,379
                                                                               ---          ---          ---   -----------
                                                                               ---          ---          ---   -----------
SUCCESSOR:
  BALANCE AT OCTOBER 30, 1996..........................    $       -                                            $       -
  Sale of common stock on October 30, 1996.............                                                            60,000
  Accrued dividends and accretion on redeemable
    preferred stock....................................                                                              (434)
  Net loss.............................................
                                                                 ---                                           -----------
  BALANCE AT DECEMBER 28, 1996.........................            -                                               59,566
  Accrued dividends and accretion on redeemable
    preferred stock....................................                                                            (1,662)
  Other dividends......................................                                                            (1,183)
  Net income...........................................
                                                                 ---                                           -----------
  BALANCE AT JANUARY 3, 1998...........................            -                                               56,721

  Capital contributions from Holdings..................                                                                90
  Accrued dividends and accretion on redeemable
    preferred stock....................................
  Other dividends......................................
  Net income...........................................
                                                                 ---                                           -----------
  BALANCE AT JANUARY 2, 1999...........................    $       -                                            $  56,811
                                                                 ---                                           -----------
                                                                 ---                                           -----------

                                                         (ACCUMULATED
                                                           DEFICIT)
                                                           RETAINED
                                                           EARNINGS
                                                         ------------
PREDECESSOR:
  BALANCE AT DECEMBER 30, 1995.........................   $  (97,057)
  Net loss.............................................         (378)
  Preferred stock dividend.............................       (2,747)
  Common stock guaranteed-yield dividend...............       (4,237)
                                                         ------------
  BALANCE AT OCTOBER 29, 1996..........................   $ (104,419)
                                                         ------------
                                                         ------------
SUCCESSOR:
  BALANCE AT OCTOBER 30, 1996..........................   $        -
  Sale of common stock on October 30, 1996.............
  Accrued dividends and accretion on redeemable
    preferred stock....................................
  Net loss.............................................       (2,078)
                                                         ------------
  BALANCE AT DECEMBER 28, 1996.........................       (2,078)
  Accrued dividends and accretion on redeemable
    preferred stock....................................       (1,013)
  Other dividends......................................
  Net income...........................................        3,091
                                                         ------------
  BALANCE AT JANUARY 3, 1998...........................            -
  Capital contributions from Holdings..................
  Accrued dividends and accretion on redeemable
    preferred stock....................................       (2,653)
  Other dividends......................................         (700)
  Net income...........................................        5,281
                                                         ------------
  BALANCE AT JANUARY 2, 1999...........................   $    1,928
                                                         ------------
                                                         ------------

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

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

    In addition to purchasing or exchanging and retiring the previously issued capital stock of the Company, the proceeds of the Acquisition and financing were used to make certain contractual payments to management ($11.3 million), pay for costs of the transactions ($20.9 million) and retire all outstanding balances on the Company's previously outstanding long-term debt along with accrued interest thereon ($69.1 million). In November 1996, the Company offered and sold in a private placement $100.0 million of Subordinated Notes, the net proceeds of which were used to retire the $90.0 million of Subordinated Loan Facility borrowings and $5.0 million of borrowings under the Senior Credit Facility. Holdings has substantially no assets or investments other than the shares of The William Carter Company.

    For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition and the "Company" for both periods.

    The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted, at the Acquisition date, to reflect the allocation of the purchase price

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--THE COMPANY: (CONTINUED)
based on estimated fair values. A summary of the purchase price allocation, at the Acquisition date, is as follows ($000):

Total financed purchase price.....................................  $ 226,100
                                                                    ---------
                                                                    ---------
Allocated to:
Cash and cash equivalents.........................................  $   3,830
Accounts receivable, net..........................................     27,234
Inventories.......................................................     75,836
Prepaid expenses and other assets.................................      5,999
Property, plant and equipment, net................................     46,081
Tradename.........................................................    100,000
Cost in excess of fair value......................................     38,522
Deferred debt issuance costs......................................      8,283
Accounts payable..................................................    (13,393)
Other current liabilities.........................................    (32,882)
Other long-term liabilities.......................................     (9,590)
Deferred taxes, net...............................................    (26,020)
Preferred stock issuance costs....................................      2,200
                                                                    ---------
                                                                    $ 226,100
                                                                    ---------
                                                                    ---------

    In fiscal 1998 and 1997, certain revisions to the preceding estimates were made, as follows ($000):

                                                                                          1998       1997
                                                                                        ---------  ---------
Inventories...........................................................................  $      --  $   4,052
Cost in excess of fair value..........................................................       (444)    (5,956)
Deferred taxes, net...................................................................       (261)       201
Other current liabilities.............................................................        705      1,703

    A $14.9 million portion of the purchase price was applied to pay certain Predecessor dividends and expenses during the period ended December 28, 1996. This consisted of $2.8 million and $4.2 million, respectively, in dividends triggered on the Predecessor's Preferred and Common Stock, plus portions of compensation-related charges ($5.1 million) and other expenses ($2.8 million) of the Predecessor incurred in connection with the Acquisition.

    The nonrecurring charge in the Predecessor period December 31, 1995 through October 29, 1996 reflects total compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition and other expenses of $3.5 million for costs and fees that the Company incurred in connection with the Acquisition.

    The following unaudited pro forma statement of operations presents the results of operations for the fiscal year ended December 28, 1996 as though the controlling ownership of the Predecessor had been acquired on December 31, 1995, with financing established through the private placement, and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--THE COMPANY: (CONTINUED)
included in the pro forma statement actually taken place on December 31, 1995, or of future results of operations ($000).

                                                         PREDECESSOR FOR      SUCCESSOR FOR
                                                         THE PERIOD FROM     THE PERIOD FROM
                                                        DECEMBER 31, 1995   OCTOBER 30, 1996                      PRO FORMA FOR
                                                             THROUGH             THROUGH          PRO FORMA      THE YEAR ENDED
                                                        OCTOBER 29, 1996    DECEMBER 28, 1996    ADJUSTMENTS    DECEMBER 28, 1996
                                                        -----------------   -----------------   -------------   -----------------
Net sales.............................................      $266,739             $51,496         $    --            $318,235
Gross profit..........................................        96,712              19,788            (282)(a)         116,218
Selling, general and administrative...................        79,296              16,672           3,519(b)           99,487
Nonrecurring charge...................................         8,834                  --          (8,834)(c)              --
Operating income......................................         8,582               3,116           5,033              16,731
Interest expense......................................         7,075               2,631           7,172(d)           16,878
Income (loss) before income taxes and extraordinary
  item................................................         1,507                 485          (2,139)               (147)
Provision for income taxes............................         1,885                 212          (1,848)(e)             249
Income (loss) before extraordinary item...............          (378)                273            (291)               (396)
Extraordinary item, net...............................            --               2,351          (2,351)(f)              --
Net income (loss).....................................      $   (378)            $(2,078)        $ 2,060            $   (396)
Dividend and accretion on redeemable preferred
  stock...............................................                           $  (434)        $(2,186)(g)        $ (2,620)
Net loss applicable to common stockholder.............                                                              $ (3,016)

    Pro forma adjustments represent: a) increase in depreciation expenses relating to revaluation of property, plant and equipment; b) amortization of tradename and cost in excess of fair value of net assets acquired; decrease to periodic expense for postretirement benefits; and management fee expense in accordance with the terms of the Company's new management agreement with Investcorp International, Inc. (see Note 15); c) elimination of nonrecurring charges directly related to the transactions; d) increases in interest expense resulting from the change in the Company's debt structure; e) income tax effects of pro forma adjustments; f) elimination of the extraordinary charge directly related to the transaction; and g) dividend and accretion requirements on Redeemable Preferred Stock.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 144 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies.

RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified for comparative purposes.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries consist of operations in Costa Rica, the Dominican Republic and Mexico. These operations represented approximately 59%, 47% and 40% of the Company's sewing production for the fiscal years 1998, 1997 and 1996, respectively. Total net assets (primarily property, plant and equipment and inventory) of the international subsidiaries were approximately $17.0 million at January 2, 1999. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

    The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect the Company's financial position as of January 2, 1999 and January 3, 1998 and results of operations for the years ended January 2, 1999 and January 3, 1998 ("Successor periods"), the period from October 30, 1996 through December 28, 1996 (Successor period) and the period from December 31, 1995 through October 29, 1996 ("Predecessor period"). The fiscal year ended January 2, 1999 (fiscal 1998) contains 52 weeks, the fiscal year ended January 3, 1998 (fiscal 1997) contains 53 weeks and, collectively, the fiscal 1996 Predecessor and Successor periods contain 52 weeks.

CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. The Company had cash deposits, in excess of deposit insurance limits, in four and six banks at January 2, 1999 and January 3, 1998, respectively.

ACCOUNTS RECEIVABLE:

    Approximately 75% and 69% of the Company's gross accounts receivable at January 2, 1999 and January 3, 1998, respectively, were from its ten largest wholesale customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of gross accounts receivable at January 2, 1999 and January 3, 1998, respectively, but not more than 20%. Sales to these customers represent comparable percentages to total wholesale revenues.

INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets as follows: buildings--15 to 50 years; and machinery and equipment--3 to 10 years. Leasehold improvements are amortized over the lesser of the asset life or related lease term.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
TRADENAME AND COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

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

    The tradename and goodwill are each being amortized on a straight-line basis over their estimated lives of 40 years. Accumulated amortization of the tradename at January 2, 1999 and January 3, 1998 was $5,417,000 and $2,917,000, respectively. Accumulated amortization of goodwill at January 2, 1999 and January 3, 1998 was $1,931,000 and $1,121,000, respectively.

DEFERRED DEBT ISSUANCE COSTS:

    Debt issuance costs are deferred and amortized to interest expense using the straight line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,347,000 and $1,287,000 for the years ended January 2, 1999 and January 3, 1998, respectively, $174,000 for the period ended December 28, 1996 and $367,000 for the period ended October 29, 1996. An extraordinary item for the Successor period from October 30, 1996 through December 28, 1996 reflects the write-off of $3.4 million and $0.2 million of deferred debt issuance costs related to the $90.0 million Subordinated Loan Facility and portion of the Senior Credit Facility, respectively, repaid with the proceeds of the $100.0 million Senior Subordinated Notes in November 1996, net of income tax effects.

STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS:

    The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was adopted in 1996 for disclosure purposes only (see Note 10).

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

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
SUPPLEMENTAL CASH FLOWS INFORMATION:

    Interest paid in cash approximated $17,178,000 and $16,283,000 for the years ended January 2, 1999 and January 3, 1998, respectively, $2,463,000 for the Successor period ended December 28, 1996 and $6,708,000 for the Predecessor period ended October 29, 1996. Income taxes paid (received) in cash approximated $2,345,000 and ($900,000) for the years ended January 2, 1999 and January 3, 1998, respectively, ($771,000) for the Successor period ended December 28, 1996 and $903,000 for the Predecessor period ended October 29, 1996.

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

NEW ACCOUNTING STANDARDS:

    In 1998, the Company adopted Statements of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 does not affect results of operations or financial position but requires disclosure of certain segment information (see
Note 16). SFAS 132 revises employers' disclosure about pensions and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans (see Note 9).

NOTE 3--INVENTORIES:

    Inventories consisted of the following ($000):

                                                                        JANUARY 2,  JANUARY 3,
                                                                           1999        1998
                                                                        ----------  -----------
Finished goods........................................................  $   68,236   $  50,026
Work in process.......................................................      21,286      24,069
Raw materials and supplies............................................      11,886      13,544
                                                                        ----------  -----------
                                                                        $  101,408   $  87,639
                                                                        ----------  -----------
                                                                        ----------  -----------

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--FIXED ASSETS:

    Fixed assets consisted of the following ($000):

                                                                        JANUARY 2,   JANUARY 3,
                                                                           1999         1998
                                                                        -----------  -----------
Land, buildings and improvement.......................................   $  15,724    $  14,526
Machinery and equipment...............................................      63,874       49,077
                                                                        -----------  -----------
                                                                            79,598       63,603
Accumulated depreciation and amortization.............................     (19,924)     (10,592)
                                                                        -----------  -----------
                                                                         $  59,674    $  53,011
                                                                        -----------  -----------
                                                                        -----------  -----------

    Depreciation expense ($000) was $10,940 and $9,023 for the years ended January 2, 1999 and January 3, 1998, respectively, and $1,613 and $6,612 for the periods ended December 28, 1996 and October 29, 1996, respectively.

NOTE 5--LONG-TERM DEBT:

    Long-term debt consisted of the following ($000):

                                                                        JANUARY 2,  JANUARY 3,
                                                                           1999        1998
                                                                        ----------  ----------
Senior Credit Facility term loan......................................  $   43,200  $   44,100
Senior Credit Facility revolving credit...............................      24,400      13,000
10 3/8% Series A Senior Subordinated Notes due 2006...................     100,000     100,000
                                                                        ----------  ----------
                                                                           167,600     157,100
Current maturities....................................................        (900)       (900)
                                                                        ----------  ----------
                                                                        $  166,700  $  156,200
                                                                        ----------  ----------
                                                                        ----------  ----------

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

    In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment since the Acquisition and to support higher levels of demand for the Company's products than had been anticipated at Acquisition. As amended, the Senior Credit Facility provides for a $65.0 million revolving credit facility which was increased from $50.0 million, to support peak working capital requirements. The revolving credit facility will expire on the earlier of (a) October 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. There is no scheduled interim amortization of principal. The facility has a sublimit of $15.0 million for letters of credit, increased from $10.0 million, of which $6.9 million and $4.3 million was used for letters of credit as of January 2, 1999 and January 3, 1998, respectively. A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT: (CONTINUED)
    Borrowings under the Senior Credit Facility accrue interest at either the Alternate Base Rate (the "Alternate Base Rate") or an adjusted Eurodollar Rate (the "Eurodollar Rate"), at the option of the Company, plus the applicable interest margin. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum, (ii) the Base CD Rate (as defined in the Credit Agreement) plus 1% per annum and
(iii) The Chase Manhattan Bank's Prime Rate. The applicable interest margin for loans which accrue interest at the Eurodollar Rate was adjusted from 2.50% to 2.25% per annum for the revolving credit facility and is 1.50% per annum for loans that accrue interest at the Alternate Base Rate. The applicable interest margin with respect to Tranche B term loans was adjusted from 3.00% to 2.50% per annum for loans that accrue interest at the Eurodollar Rate and is 2.00% per annum for loans that accrue interest at the Alternate Base Rate. The amendment provides for additional reductions in the interest margin based on the achievement of certain leverage ratios. The effective interest rate on variable rate Senior Credit Facility borrowings outstanding at January 2, 1999 and January 3, 1998 was 8.0% and 9.1%, respectively. Interest on the Senior Credit Facility is payable quarterly.

    The Senior Credit Facility requires that upon a public offering, by the Company, Holdings or any subsidiary of the Company, of its common or other voting stock, 50% of the net proceeds from such offering (only after the redemption, repurchase or cancellation of the Redeemable Preferred Stock and the redemption of up to 35% of the Notes) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Upon the incurrence of any additional indebtedness (other than indebtedness permitted under the Senior Credit Facility), or upon the receipt of proceeds from certain asset sales and exchanges, 100% of the net proceeds from such incurrence, sale or exchange is required to be applied. In addition, the Senior Credit Facility requires that either 75% or 50% (depending on certain circumstances) of Excess Cash Flow (as defined in the Senior Credit Facility) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Such prepayments are required to be so applied first to the prepayment of the term loans and second to reduce permanently the revolving credit commitments. Subject to certain conditions, the Company may, from time to time, make optional prepayments of loans without premium or penalty.

    The loans are collateralized by a first priority interest in substantially all the personal property and certain real property of the Company and a pledge of all the issued and outstanding stock of the Company, as well as 65% of the issued and outstanding stock of the Company's foreign subsidiaries.

    The Senior Credit Facility imposes certain covenants, requirements and restrictions on actions by the Company and its subsidiaries that, among other things, restrict: (i) the incurrence and existence of indebtedness; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens or other encumbrances; (iv) the incurrence and existence of contingent obligations; (v) the payment of dividends and repurchases of common stock; (vi) prepayments and amendments of certain subordinated debt instruments and equity;
(vii) investments, loans and advances; (viii) capital expenditures; (ix) changes in fiscal year; (x) certain transactions with affiliates; and (xi) changes in lines of business. In addition, the Senior Credit Facility requires that the Company comply with specified financial ratios and tests, including minimum cash flow, a maximum ratio of indebtedness to cash flow and a minimum interest coverage ratio.

    The 10 3/8% Senior Subordinated Notes were issued in November 1996. The proceeds from the Notes were used to repay $90.0 million of Acquisition-related financing and $5.0 million of the Senior Credit Facility term loan.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT: (CONTINUED)
    In April 1997, the Company completed a registration with the Securities and Exchange Commission related to an Exchange Offer for $100.0 million of 10 3/8% Series A Senior Subordinated Notes for a like amount of the 10 3/8% Senior Subordinated Notes issued in the November 1996 private placement. The terms and provisions of the Notes were essentially unchanged.

    Interest on the Notes is to be paid semi-annually on June 1 and December 1 of each year, commencing on June 1, 1997. The Notes will be redeemable, in whole or in part, at the option of the Company on or after December 1, 2001 at the following redemption prices, plus accrued interest to the date of redemption:

YEAR                                                                          REDEMPTION PRICE
----------------------------------------------------------------------------  ----------------
2001........................................................................        105.188%
2002........................................................................        103.458%
2003........................................................................        101.729%
2004 and thereafter.........................................................        100.000%

    The Notes are uncollateralized. The Notes contain provisions and covenants, including limitations on other indebtedness, restricted payments and distributions, sales of assets and subsidiary stock, liens and certain other transactions.

    Aggregate minimum scheduled maturities of long-term debt during each of the next five fiscal years subsequent to January 2, 1999 are as follows ($000):
1999--$900; 2000--$900; 2001--$29,800; 2002--$13,500; and 2003--$22,500.

    The fair value of the Company's long-term debt was approximately $8.0 million and $6.0 million greater than the book value as of January 2, 1999 and January 3, 1998, respectively. The fair values were estimated based on similar issues or on current rates offered to the Company for debt of the same remaining maturities.

NOTE 6--REDEEMABLE PREFERRED STOCK:

    On October 30, 1996, the Company authorized and issued 5,000 shares of Preferred Stock, par value $.01 per share. At January 2, 1999 and January 3, 1998, there were 5,000 shares of Preferred Stock outstanding, all of which were held by Holdings.

    Dividends on the Preferred Stock accrue at a rate of 12% per annum. Dividends are cumulative and are payable when and as declared by the Board of Directors of the Company, out of assets legally available, on May 1 and November 1 of each year, commencing on May 1, 1997. To the extent that dividends are accrued, but have not been declared and paid, such undeclared and unpaid dividends will accrue additional dividends from the date upon which such dividends accrued until the date upon which they are paid at the rate of 14% per annum. During fiscal 1998 and 1997, dividends totaling $2,433,000 and $2,447,000, respectively, were declared and paid pursuant to these provisions.

    The shares of Preferred Stock are redeemable at the option of the Company at a redemption price of $4,000 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. If permitted under the Senior Credit Facility and the Indenture, the shares of Preferred Stock may be redeemed in whole, or in not more than two partial redemptions, provided that in the first of such two partial redemptions not less than 50% of the number of shares of Preferred Stock then outstanding

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--REDEEMABLE PREFERRED STOCK: (CONTINUED) shall be redeemed, and that in the second of such two partial redemptions all of the shares of Preferred Stock then outstanding shall be redeemed. On December 15, 2007, the Company is required to redeem all outstanding shares of Preferred Stock at a redemption price of $4,000 per share plus accrued and unpaid dividends. All outstanding shares of Preferred Stock are pledged to collateralize the Company's obligations under the Senior Credit Facility.

    The shares of Preferred Stock have no voting rights; other than as provided by Massachusetts law.

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

NOTE 7--COMMON STOCK:

    At January 2, 1999 and January 3, 1998, the authorized Common Stock of the Company consisted of 1,000 shares of Common Stock, par value $.01 per share. At January 2, 1999 and January 3, 1998, there were 1,000 shares of Common Stock issued and outstanding, all of which were held of record by Holdings. All outstanding shares of Common Stock are pledged to collateralize the Company's obligations under the Senior Credit Facility. Pursuant to the restrictions contained in the Senior Credit Facility and the Indenture, the Company is not expected to be able to pay dividends on its Common Stock for the foreseeable future, other than certain limited dividends or winding up of the Company. Each share of Common Stock entitles the holder thereof to one vote on all matters to be voted on by shareholders of the Company. In the event of a liquidation, the holders of the Common Stock are entitled to share in the remaining assets of the Company after payment of all liabilities and after satisfaction of all liquidation preferences payable to the holders of Preferred Stock.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--PREDECESSOR CAPITAL STOCK:

    At December 30, 1995 and until October 30, 1996, the Company had outstanding 50,000 shares of Series A preferred stock, $.01 par value per share, carried at $50 million; 10,000 shares of Class A Common, $.01 par value per share; 10,000 shares of Class B Common, $.01 par value per share; 2,785 shares of Class C Common; and $92.4 million of additional paid-in-capital. In connection with the Acquisition, cumulative dividends totaling $2.8 million on the Series A preferred stock and $4.2 million guaranteed-yield dividends on the common stock were required to be paid to the respective stockholders, and all shares were acquired and retired.

NOTE 9--EMPLOYEE BENEFIT PLANS:

    The Company offers a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement plan. The Company also offers life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and the Company's liabilities are net of these employee contributions.

    The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan ($000):

                                                                        SUCCESSOR    SUCCESSOR
                                                                       YEAR ENDED   YEAR ENDED
                                                                       JANUARY 2,   JANUARY 3,
                                                                          1999         1998
                                                                       -----------  -----------
Benefit Obligation (APBO) at beginning of year.......................   $   9,995    $   8,485
Service cost.........................................................         169          120
Interest cost........................................................         649          567
Plan participants' contributions.....................................         508          532
Actuarial loss.......................................................         375        1,498
Benefits paid........................................................      (1,107)      (1,207)
                                                                       -----------  -----------
Benefit Obligation (APBO) at end of year.............................   $  10,589    $   9,995
                                                                       -----------  -----------
                                                                       -----------  -----------

    The Company's contribution for these post-retirement benefit obligations was $599,005 in fiscal 1998 and $675,000 in fiscal 1997.

    The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized in the accompanying consolidated balance sheets, as follows ($000):

                                                                            AT           AT
                                                                        JANUARY 2,   JANUARY 3,
                                                                           1999         1998
                                                                        -----------  -----------
Funded status (unfunded APBO).........................................   $  10,589    $   9,995
Unrecognized net loss from past experience different from that assumed
  and from changes in assumptions.....................................      (1,783)      (1,442)
                                                                        -----------  -----------
Accrued benefit cost..................................................   $   8,806    $   8,553
                                                                        -----------  -----------
                                                                        -----------  -----------

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The discount rates used in determining the APBO as of January 2, 1999 and January 3, 1998 were 6.25% and 6.75%, respectively.

    The components of postretirement benefit expense charged to operations are as follows ($000):

                                                                                       SUCCESSOR           PREDECESSOR
                                                      SUCCESSOR      SUCCESSOR        PERIOD FROM          PERIOD FROM
                                                     YEAR ENDED     YEAR ENDED     OCTOBER 30, 1996     DECEMBER 31, 1995
                                                     JANUARY 2,     JANUARY 3,          THROUGH              THROUGH
                                                        1999           1998        DECEMBER 28, 1996    OCTOBER 29, 1996
                                                    -------------  -------------  -------------------  -------------------
Service cost--benefits attributed to service
  during the period...............................    $     169      $     120         $      21            $     100
Interest cost on accumulated postretirement
  benefit obligation..............................          649            567                95                  482
Amortization of transition obligation.............           --             --                --                  318
Amortization of net actuarial loss................           34             --                --                   45
                                                          -----          -----             -----                -----
Total net periodic postretirement benefit cost....    $     852      $     687         $     116            $     945
                                                          -----          -----             -----                -----
                                                          -----          -----             -----                -----

    In conjunction with purchase accounting for the Acquisition, the Company was required to record a liability on its balance sheet for the APBO at the Acquisition date. Accordingly, net periodic postretirement benefit cost for the Successor is not comparable to that for the Predecessor. The effects on the Company's plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

    The Company has an obligation under a defined benefit plan covering certain former officers. At January 2, 1999 and January 3, 1998, the present value of the estimated remaining payments under this plan was approximately $1.8 million and is included in other current and long-term liabilities.

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

    The Company also sponsors a defined contribution plan within the U.S. The plan covers employees who are at least 21 years of age and have completed one year of service, during which at least 1,000 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which the Company matches up to 2.5% of the employee contribution, at a rate of 75% on the first 2% and 50% on the second 2%. The Company's expense for the defined contribution plan totaled approximately ($000); $906 for the fiscal year ended January 2, 1999, $785 for the fiscal year ended January 3, 1998, $100 for the period ended December 28, 1996 and $1,112 for the period ended October 29, 1996.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--MANAGEMENT STOCK INCENTIVE PLAN:

    At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan") in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to Class C stock of Holdings. Options for up to 75,268 shares may be granted to certain employees under the Plan, of which 4,013 and 7,966 remained ungranted at January 2, 1999 and January 3, 1998, respectively. In October 1996, Holdings granted options to purchase 72,199 shares of its Class C stock to certain employees of the Company. The exercise price of each such option and options granted in fiscal years 1998 and 1997 is $60.00 per share, which is the same price per share paid by existing holders of Holdings' Class C stock, and which is deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense has been recognized on the options granted in any of the Successor periods. All options granted vest ratably over five years (contingent upon the Company meeting specific earnings targets) and expire in ten years, with weighted average remaining contractual lives of approximately eight years at January 2, 1999.

    A summary of stock options (in number of shares that may be purchased) is presented below:

                                                                  SUCCESSOR        SUCCESSOR
                                                                 YEAR ENDED       YEAR ENDED
                                                               JANUARY 2, 1999  JANUARY 3, 1998
                                                               ---------------  ---------------
Outstanding, beginning of year...............................        67,302           72,199
Granted......................................................         4,976            4,000
Exercised....................................................            --               --
Forfeited....................................................        (1,023)          (8,897)
Expired......................................................            --               --
                                                                     ------           ------
Outstanding, end of year.....................................        71,255           67,302
                                                                     ------           ------
                                                                     ------           ------
Exercisable, end of year.....................................        26,511           13,460
                                                                     ------           ------
                                                                     ------           ------

    The fair value of each granted option, at the date of grant, has been estimated to be $19.78 for options granted during 1998, $23.61 for options granted during 1997, and $29.50 for options granted during the two-month period ended December 28, 1996. The fair value of the options granted was estimated using a minimum value method, at an assumed risk free interest rate of 5% for options granted during 1998, 6.25% for options granted during 1997, and 7% for options granted during the two-month period ended December 28, 1996. The expected life of the options was estimated to be 8 years for options granted during 1998 and 1997 and 10 years for 1996. No dividends were assumed.

    If the fair value based method required by SFAS 123 had been applied, estimated compensation expense for the years ended January 2, 1999 and January 3, 1998 would have been approximately $414,000 and $400,000, respectively, resulting in pro forma net income of approximately $5,037,000 and $2,851,000, respectively. There would have been no compensation cost associated with these option grants for the period ended December 28, 1996 and the Company's net income for the period would have been unchanged.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--INCOME TAXES:

    The provision for income taxes consisted of the following ($000):

                                                                                   SUCCESSOR          PREDECESSOR
                                                                                  PERIOD FROM         PERIOD FROM
                                               SUCCESSOR        SUCCESSOR      OCTOBER 30, 1996    DECEMBER 31, 1995
                                              YEAR ENDED       YEAR ENDED           THROUGH             THROUGH
                                            JANUARY 2, 1999  JANUARY 3, 1998   DECEMBER 28, 1996   OCTOBER 29, 1996
                                            ---------------  ---------------  -------------------  -----------------
Current tax provision (benefit):
  Federal.................................     $   1,999        $   1,231          $      --           $    (484)
  State...................................           495              278                 --                 (12)
  Foreign.................................            82               50                 --                  --
                                                  ------           ------              -----              ------
    Total current provision (benefit).....         2,576            1,559                 --                (496)
                                                  ------           ------              -----              ------
Deferred tax provision:
  Federal.................................           926              775                188               2,121
  State...................................           114               95                 24                 260
                                                  ------           ------              -----              ------
    Total deferred provision..............         1,040              870                212               2,381
                                                  ------           ------              -----              ------
    Total provision.......................     $   3,616        $   2,429          $     212           $   1,885
                                                  ------           ------              -----              ------
                                                  ------           ------              -----              ------

    Components of deferred tax assets and liabilities were as follows ($000):

                                                                                            JANUARY 2,   JANUARY 3,
                                                                                               1999         1998
                                                                                            -----------  -----------
Deferred tax assets:
  Accounts receivable allowance...........................................................   $   1,754    $   1,237
  Inventory valuation.....................................................................       4,775        5,777
  Liability accruals......................................................................       4,995        5,879
  Deferred employee benefits..............................................................       3,848        3,755
  Loss and tax credit carryforwards.......................................................          --          193
  Other...................................................................................         737          929
                                                                                            -----------  -----------
    Total deferred tax assets.............................................................   $  16,109    $  17,770
                                                                                            -----------  -----------
                                                                                            -----------  -----------
Deferred tax liabilities:
  Tradename...............................................................................   $  34,996    $  35,921
  Depreciation............................................................................       8,744        8,284
  Deferred employee benefits..............................................................         276          432
  Other...................................................................................          --           --
                                                                                            -----------  -----------
    Total deferred tax liabilities........................................................   $  44,016    $  44,637
                                                                                            -----------  -----------
                                                                                            -----------  -----------

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--INCOME TAXES: (CONTINUED)
    The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                                                                             SUCCESSOR              PREDECESSOR
                                                                                            PERIOD FROM             PERIOD FROM
                                                 SUCCESSOR            SUCCESSOR          OCTOBER 30, 1996        DECEMBER 31, 1995
                                                YEAR ENDED           YEAR ENDED               THROUGH                 THROUGH
                                              JANUARY 2, 1999      JANUARY 3, 1998       DECEMBER 28, 1996       OCTOBER 29, 1996
                                            -------------------  -------------------  -----------------------  ---------------------
Statutory federal income tax rate.........              34%                  34%                    34%                     34%
State income taxes, net of Federal income
  tax benefit.............................               5                    5                      3                      11
Non-deductible Acquisition costs..........              --                   --                     --                      77
Goodwill amortization.....................               3                    6                     11                      --
Other permanent items.....................               1                    1                     --                      --
Foreign income, net of tax................              (2)                  (2)                    (2)                     (3)
Other.....................................              --                   --                     (2)                      6
                                                        --                   --                     --
                                                                                                                           ---
Total.....................................              41%                  44%                    44%                    125%
                                                        --                   --                     --
                                                        --                   --                     --
                                                                                                                           ---
                                                                                                                           ---

    The portion of income before income taxes and extraordinary item attributable to foreign income was approximately $735,000 and $437,000 for the years ended January 2, 1999 and January 3, 1998, respectively, $40,000 for the period ended December 28, 1996 and $150,000 for the period ended October 29, 1996.

NOTE 12--LEASE COMMITMENTS AND CONTINGENCIES:

    Annual rent expense ($000) under operating leases was $13,855 and $14,093 for the years ended January 2, 1999 and January 3, 1998, respectively, $2,148 for the period ended December 28, 1996 and $10,902 for the period ended October 29, 1996.

    Minimum annual rental commitments under current noncancelable operating leases as of January 2, 1999 were as follows ($000):

                                           BUILDINGS,
                                            PRIMARILY                       DATA                           TOTAL
                                             RETAIL     TRANSPORTATION   PROCESSING    MANUFACTURING   NONCANCELABLE
FISCAL YEAR                                  STORES        EQUIPMENT      EQUIPMENT      EQUIPMENT        LEASES
-----------------------------------------  -----------  ---------------  -----------  ---------------  -------------
1999.....................................   $  10,671      $     545      $     582      $     481       $  12,279
2000.....................................       7,631            478            511            435           9,055
2001.....................................       5,422            428            238            261           6,349
2002.....................................       3,543            281             --            199           4,023
2003.....................................       1,733             36             --             59           1,828
Thereafter...............................       1,088             11             --             --           1,099
                                           -----------        ------     -----------        ------     -------------
Total....................................   $  30,088      $   1,779      $   1,331      $   1,435       $  34,633
                                           -----------        ------     -----------        ------     -------------
                                           -----------        ------     -----------        ------     -------------

    In July and August 1996, the Company had studies conducted by an environmental consultant for 13 facilities. Based on available information, including the studies, the Company has identified certain non-compliance with environmental laws. The Company has also identified certain actions which may

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12--LEASE COMMITMENTS AND CONTINGENCIES: (CONTINUED) be required in the future. Carter's has been named as a third-party defendant in an action involving environmental claims relating to property located near its previously owned facility in Needham, Massachusetts. In February 1999, the Company and the plaintiff reached a tentative settlement by which Carter's would pay the plaintiff $2,500. Such settlement is subject to the approval of other parties involved in this litigation. The Company is also in the process of investigating a potential claim under environmental laws in Lamar County, Georgia. Based on the information available at this time, the ultimate outcome of these matters is uncertain and, therefore, the Company is unable to determine the amount of its liability, if any. Accordingly, no accrual has been recorded in the accompanying financial statements for these matters.

NOTE 13--OTHER CURRENT LIABILITIES:

    Other current liabilities consisted of the following ($000):

                                                                        JANUARY 2,   JANUARY 3,
                                                                           1999         1998
                                                                        -----------  -----------
Accrued liability for retail store closures...........................   $   1,522    $   2,381
Accrued liability for plant closures..................................       2,110        2,748
Accrued income taxes..................................................       7,453        7,017
Accrued workers compensation..........................................       4,157        4,500
Accrued incentive compensation........................................       3,593        2,650
Other current liabilities.............................................      17,284       16,646
                                                                        -----------  -----------
                                                                         $  36,119    $  35,942
                                                                        -----------  -----------
                                                                        -----------  -----------

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts is as follows
($000):

                                                                      ALLOWANCE FOR
                                                                        DOUBTFUL      INVENTORY
                                                                        ACCOUNTS      VALUATION
                                                                      -------------  -----------
PREDECESSOR:
  Balance, December 30, 1995........................................    $   2,888     $   3,781
  Additions, charged to expense.....................................          408         2,510
  Writeoffs.........................................................         (772)       (3,877)
                                                                           ------    -----------
  Balance, October 29, 1996.........................................    $   2,524     $   2,414
                                                                           ------    -----------
                                                                           ------    -----------

SUCCESSOR:
  Balance, October 30, 1996.........................................    $   2,524     $   2,414
  Additions, charged to expense.....................................          156           100
  Recoveries (Writeoffs)............................................           11           (10)
                                                                           ------    -----------
  Balance, December 28, 1996........................................        2,691         2,504
  Additions, charged to expense.....................................        1,178         2,254
  Writeoffs.........................................................       (1,495)       (1,992)
                                                                           ------    -----------
  Balance, January 3, 1998..........................................        2,374         2,766
  Additions, charged to expense.....................................        1,427         2,947
  Writeoffs.........................................................       (1,301)       (2,595)
                                                                           ------    -----------
  Balance, January 2, 1999..........................................    $   2,500     $   3,118
                                                                           ------    -----------
                                                                           ------    -----------

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

    The Company paid dividends on its common stock held by its parent, Holdings, in the amounts of approximately $700,000 and $1,183,000 for the fiscal years ended January 2, 1999 and January 3, 1998, respectively. Proceeds from these dividends were used by Holdings to repurchase shares of Holdings' stock owned by certain former employees of the Company in the amounts of $320,000 and $1,183,000

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RELATED PARTY TRANSACTIONS: (CONTINUED) for the fiscal years ended January 2, 1999 and January 3, 1998, respectively. In the fiscal year ended January 2, 1999, proceeds were also used by Holdings to pay $380,000 of debt issuance costs in connection with the filing of a Registration Statement on Form S-4, for Holdings' $20.0 million of 12% Senior Subordinated Notes due 2008. In addition during fiscal 1998, Holdings made $90,000 in capital contributions to the Company in connection with the issuance of shares of Holdings' stock to certain employees of the Company.

NOTE 16--SEGMENT INFORMATION:

    The Company's two reportable segments are "Retail" and "Wholesale and Other". The accounting policies of the segments are the same as those described in Note 2--"Nature of Business and Summary of Significant Accounting Policies". The Company generally sells the same products in each business segment. The Company evaluates the performance of its Retail segment based on, among other things, its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). EBITDA shown in the accompanying table for the Wholesale and Other segment is an amount determined by deduction based on consolidated EBITDA and is not a measurement used by management in its decision-making process. As described in the accompanying table, the Retail segment's EBITDA is determined on a direct contribution basis only and does not include allocations of all costs incurred to support Retail operations.

    The Retail segment consists of the Company's retail outlet stores which numbered 144, 138 and 135 at January 2, 1999, January 3, 1998 and December 28, 1996, respectively. The financial results of the Retail segment shown in the accompanying table reflect revenue from the outlet stores, the cost of merchandise sold including point-of-sale markdowns, store operating costs and retail management expenses. Product costs reported by the Retail segment are determined based on the Company's standard cost system. Although the standard costs are the same as those used for the Company's Wholesale and Other segment, the Retail segment's product costs do not reflect any variances from standard costs; such variances represent the difference between standard costs of production and actual costs. Accordingly, Retail results do not reflect the actual costs and related margins resulting from its operations.

    Retail results do not include allocation of various costs incurred to support Retail operations such as merchandising and product development costs, obsolescence, marketing, advertising, distribution or corporate expenses such as information technology, finance, executive management or corporate occupancy costs. Retail financial results, therefore, are not reflective of the actual results which would be derived if such allocations were made. The Wholesale and Other segment includes all other revenue and expenses of the Company not directly related to the Retail segment.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SEGMENT INFORMATION: (CONTINUED)
    The table below presents certain segment information for the periods indicated ($000):

                                                                                 WHOLESALE
                                                                       RETAIL    AND OTHER     TOTAL
                                                                     ----------  ----------  ----------
SUCCESSOR:
  Year ended January 2, 1999:
    Sales..........................................................  $  171,696  $  236,486  $  408,182
    EBITDA.........................................................  $   37,965  $    5,056  $   43,021
  Year ended January 3, 1998:
    Sales..........................................................  $  143,419  $  219,535  $  362,954
    EBITDA.........................................................  $   27,299  $    9,627  $   36,926
  Period from October 30, 1996 through December 28, 1996:
    Sales..........................................................  $   22,990  $   28,506  $   51,496
    EBITDA.........................................................  $    4,371  $    1,159  $    5,530

PREDECESSOR:
  Period from December 31, 1995 through October 29, 1996:
    Sales..........................................................  $  106,254  $  160,485  $  266,739
    EBITDA.........................................................  $   18,971  $    6,657  $   25,628

    A reconciliation of total segment EBITDA to total consolidated income before income taxes is presented below ($000):

                                                                                SUCCESSOR         PREDECESSOR
                                              SUCCESSOR       SUCCESSOR        PERIOD FROM        PERIOD FROM
                                              YEAR ENDED      YEAR ENDED    OCTOBER 30, 1996   DECEMBER 31, 1995
                                              JANUARY 2,      JANUARY 3,         THROUGH            THROUGH
                                                 1999            1998       DECEMBER 28, 1996  OCTOBER 29, 1996
                                            --------------  --------------  -----------------  -----------------
Total EBITDA for reportable segments......    $   43,021      $   36,926        $   5,530          $  25,628
Depreciation and amortization expense.....       (15,599)        (13,835)          (2,414)            (6,612)
Interest expense..........................       (18,525)        (17,571)          (2,631)            (7,075)
Nonrecurring charge.......................                                                            (8,834)
Long-Term Incentive Compensation Plan
  costs...................................                                                            (1,000)
Management Equity Participation Plan
  costs...................................                                                              (600)
                                                 -------         -------           ------            -------
Consolidated income before income
  taxes...................................    $    8,897      $    5,520        $     485          $   1,507
                                                 -------         -------           ------            -------
                                                 -------         -------           ------            -------

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SEGMENT INFORMATION: (CONTINUED)
    The table below represents inventory by segment at ($000):

                                                         JANUARY 2,  JANUARY 3,   DECEMBER 28,
                                                            1999        1998          1996
                                                         ----------  -----------  ------------
Wholesale and Other....................................  $   81,817   $  73,097    $   61,989
Retail.................................................      19,591      14,542        14,551
                                                         ----------  -----------  ------------
                                                         $  101,408   $  87,639    $   76,540
                                                         ----------  -----------  ------------
                                                         ----------  -----------  ------------

    Wholesale and Other inventories include inventory produced and warehoused for the Retail segment.

    The following represents property, plant and equipment, net, by geographic area as of ($000):

                                                         JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                            1999         1998          1996
                                                         -----------  -----------  ------------
United States..........................................   $  49,178    $  45,836    $   45,264
International..........................................      10,496        7,175         2,957
                                                         -----------  -----------  ------------
                                                          $  59,674    $  53,011    $   48,221
                                                         -----------  -----------  ------------
                                                         -----------  -----------  ------------

    The Company's international operations consist primarily of sewing facilities and, accordingly, no revenues are recorded at these locations.

ITEM 9. CHANGE IN ACCOUNTANTS

    Not applicable.

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

NAME                                      AGE                                    POSITIONS
------------------------------------      ---      ---------------------------------------------------------------------
Frederick J. Rowan, II                        59   President, Chief Executive Officer and Chairman of the Board of
                                                   Directors.
Joseph Pacifico                               49   President-Marketing.
Charles E. Whetzel, Jr.                       48   Executive Vice President-Manufacturing.
David A. Brown                                41   Executive Vice President-Business Planning & Administration and
                                                   Director.
Michael D. Casey                              38   Senior Vice President and Chief Financial Officer.
Christopher J. O'Brien                        40   Director.
Charles J. Philippin                          48   Director.
Christopher J. Stadler                        34   Director.

    FREDERICK J. ROWAN, II joined the Company in 1992 as President and Chief Executive Officer and became Chairman of the Board of Directors of the Company in October 1996. Prior to joining the Company, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 34 years, has been in senior executive positions for nearly 22 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

    JOSEPH PACIFICO joined the Company in 1992 as Executive Vice President-Sales and Marketing and was named President-Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992.

    CHARLES E. WHETZEL, JR. joined the Company in 1992 as Executive Vice President-Operations and was named Executive Vice President-Manufacturing in 1997. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc., Mr. Whetzel held positions of increased responsibility with Mast Industries, Health-Tex and Wellmade Industries, respectively. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

    DAVID A. BROWN joined the Company in 1992 as Senior Vice President-Business Planning and Administration and became a Director of the Company in October 1996. In 1997, Mr. Brown was named Executive Vice President-Business Planning and Administration. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President-Human Resources for both the H.D. Lee Company and Bassett-Walker, Inc. Mr. Brown also held personnel focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

    MICHAEL D. CASEY joined the Company in 1993 as Vice President-Finance and was named Senior Vice President-Finance in 1997. In 1998, Mr. Casey was named Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Casey was a Senior Manager with Price Waterhouse LLP.

    CHRISTOPHER J. O'BRIEN became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years. Mr. O'Brien is a Director of Star Markets Holdings, Inc., CSK Auto, Inc. and Falcon Building Products, Inc.

    CHARLES J. PHILIPPIN became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a Partner at Coopers & Lybrand L.L.P. Mr. Philippin is a Director of Saks Holdings, Inc., CSK Auto, Inc., Star Markets Holdings, Inc., Werner Holding Co., Inc. and Falcon Building Products, Inc.

    CHRISTOPHER J. STADLER became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a Managing Director with BT Securities Corporation from prior to June 1993 through April 1995, a Managing Director with the Davis Companies from April 1995 through September 1995 and a Managing Director with CS First Boston Corporation from September 1995 through April 1996. Mr. Stadler is a Director of Werner Holding Co., Inc., CSK Auto Corporation and Falcon Building Products, Inc.

DIRECTOR COMPENSATION

    The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as directors. There are no family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all cash compensation earned in fiscal 1998 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements."

                           SUMMARY COMPENSATION TABLE

                                                                                                   OTHER ANNUAL
NAME AND PRINCIPAL POSITION                                                SALARY    BONUS (A)   COMPENSATION (B)
-----------------------------------------------------------------------  ----------  ----------  ----------------
Frederick J. Rowan, II.................................................  $  560,750  $  632,500     $  394,074
  President, Chief Executive Officer and Chairman of the Board of
  Directors
Joseph Pacifico........................................................  $  375,000  $  268,200     $  439,572
  President-Marketing
Charles E. Whetzel, Jr.................................................  $  250,000  $  178,800     $  109,019
  Executive Vice President-Manufacturing
David A. Brown.........................................................  $  247,500  $  178,800     $   74,721
  Executive Vice President-Business Planning & Administration and
  Director
Michael D. Casey.......................................................  $  190,208  $  143,000     $  126,080
  Senior Vice President and Chief Financial Officer

------------------------

(a) Earned in 1998 but paid in 1999.

(b) Includes Holdings' Class C Stock compensation, supplemental retirement plan benefits, automobile allowances, insurance premiums and medical cost reimbursement. Other compensation for Messrs. Pacifico, Whetzel and Casey include relocation assistance.

EMPLOYMENT ARRANGEMENTS

    Frederick J. Rowan, II, President and Chief Executive Officer, and the Company entered into a three-year employment agreement as of October 30, 1996, which automatically extends annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreement, Mr. Rowan is entitled to receive (i) a base salary, currently $600,000 per year (subject to annual cost of living adjustments and any increases approved by the Board of Directors),
(ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with the Company's achievement of targeted performance levels as defined in the plan and (iii) certain specified fringe benefits, including a retirement trust. If Mr. Rowan's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65(th) birthday. Mr. Rowan has agreed not to compete with the Company for the two-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is one year.

    Joseph Pacifico, Charles E. Whetzel, Jr. and David A. Brown entered into two-year employment agreements with the Company as of October 30, 1996, which automatically extend annually for successive one-year terms, subject to termination upon notice. Michael D. Casey entered into a two-year employment agreement effective October 28, 1998. Pursuant to such agreements, Messrs. Pacifico, Whetzel, Brown and Casey (each an "Executive") are entitled to receive
(i) a base salary, currently $390,000, $262,500, $262,500 and $210,000, respectively (subject to annual cost of living adjustments and any increases approved by the Board of Directors), (ii) annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors and (iii) certain specified fringe benefits, including a retirement trust. The employment agreements automatically extend annually for successive one-year terms, subject to termination upon notice. If an Executive's employment with the Company is terminated without cause (as defined), he will continue to receive his then current salary for the remainder of the employment term and the Company will maintain certain fringe benefits on his behalf until either the expiration of the remainder of the employment term or his 65(th) birthday. Each Executive has agreed not to compete with the Company for a one-year period following the end of his employment with the Company, unless he is terminated without cause, in which case the duration of such period is six months. All executive officers are eligible to participate in the Company's Annual Cash Bonus Plan, payments under which are based upon the Company's achievement of targeted performance levels as determined by the Board of Directors.

MANAGEMENT STOCK INCENTIVE PLAN

    At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan"), in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to the Class C Stock of Holdings. The Plan is administered by a committee of the Board of Directors of Holdings (the "Compensation Committee"), which has broad authority to administer and interpret the Plan. Awards to employees are not restricted to any specified form or structure and may include, without limitation, restricted stock, stock options, deferred stock or stock appreciation rights (collectively, "Awards"). Options granted under the Plan may be options intended to qualify as incentive stock options under Section 422 of the Code or options not intended to so qualify. An Award granted under the Plan to an employee may include a provision terminating the Award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation Committee, any change of control of the Company.

    In connection with the Acquisition, Holdings granted options to purchase up to 72,199 shares of its Class C Stock to certain members of the Company's senior management, other officers and employees of the Company. As of January 2, 1999, options to purchase up to 71,255 shares of Class C stock were outstanding. The exercise price of each such option is $60.00 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. The exercise price of each option granted in the future will be equal to the fair market value of Holdings' Class C Stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the Company's issued and outstanding capital stock is owned by Holdings. At the Acquisition, there were 151,049 shares of Holdings' Class C Stock issued to members of the Company's management. As of January 2, 1999, members of the Company's management owned 127,512 shares of Class C Stock of Holdings. This stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each director of the Company, each of the executive officers of the Company, the directors and executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

                             CLASS D VOTING STOCK:

                                                                                            NUMBER OF      PERCENT
NAME                                                                                        SHARES(A)    OF CLASS(A)
-----------------------------------------------------------------------------------------  -----------  -------------
INVESTCORP S.A.(b)(c)....................................................................       5,000         100.0%
SIPCO Limited(d).........................................................................       5,000         100.0
CIP Limited(e)(f)........................................................................       4,600          92.0
Ballet Limited(e)(f).....................................................................         460           9.2
Denary Limited(e)(f).....................................................................         460           9.2
Gleam Limited(e)(f)......................................................................         460           9.2
Highlands Limited(e)(f)..................................................................         460           9.2
Noble Limited(e)(f)......................................................................         460           9.2
Outrigger Limited(e)(f)..................................................................         460           9.2
Quill Limited(e)(f)......................................................................         460           9.2
Radial Limited(e)(f).....................................................................         460           9.2
Shoreline Limited(e)(f)..................................................................         460           9.2
Zinnia Limited(e)(f).....................................................................         460           9.2
INVESTCORP Investment Equity Limited(c)..................................................         400           8.0

------------------------------------------------

(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.

(b) INVESTCORP S.A. ("Investcorp") does not directly own any stock in Holdings. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (c) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see (f) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each of such entities has granted such affiliate the authority to direct the voting and disposition of the Holdings voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

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

(e) CIP Limited ("CIP") owns no stock in Holdings. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (f) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holdings held by such entities because CIP acts as a Director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holdings' voting stock.

(f) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

                           CLASS C NON-VOTING STOCK:

                                                                                               NUMBER OF     PERCENT
NAME                                                                                          SHARES (A)    OF CLASS
--------------------------------------------------------------------------------------------  -----------  -----------
Frederick J. Rowan, II......................................................................      56,649         23.4%
Joseph Pacifico.............................................................................      15,051          6.2%
Charles E. Whetzel, Jr......................................................................      15,051          6.2%
David A. Brown..............................................................................      15,051          6.2%
Michael D. Casey............................................................................       2,289          0.9%
                                                                                              -----------         ---
All directors and executive officers of the Company as a group (8 persons)..................     104,091         42.9%
                                                                                              -----------         ---
                                                                                              -----------         ---

------------------------

(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.

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

    In connection with the issuance by Holdings of $20.0 million of senior subordinated debt, Invifin SA ("Invifin"), an affiliate of Investcorp, received a fee of $2.2 million. In connection with the Acquisition, the Company paid Investcorp International, Inc. ("International") advisory fees aggregating $2.25 million. Holdings also paid $1.5 million to Invifin in fees in connection with providing a standby commitment for up to $100.0 million to fund the Acquisition. In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services with International pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms. Upon the Acquisition, the Company was required to pay an aggregate amount of approximately $11.3 million to certain members of management, including payments under the Management Equity Participation Plan and the Long Term Incentive Plan.

    In October 1996, the Company made a $1.5 million loan to an officer. The loan has a term of five years, is collateralized by the officer's stock of Holdings and bears interest at 6.49%, compounded semi-annually. The loan is prepayable with the proceeds of any disposition by the officer of his stock in Holdings.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morrow, Georgia on March 25, 1999.

                                THE WILLIAM CARTER COMPANY

                                By:          /s/ FREDERICK J. ROWAN II
                                     -----------------------------------------
                                               Frederick J. Rowan II
                                        CHAIRMAN OF THE BOARD OF DIRECTORS,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 25, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

             NAME                          TITLE
------------------------------  ---------------------------
                                Chairman of the Board of
  /s/ FREDERICK J. ROWAN II       Directors, President and
------------------------------    Chief Executive Officer
    Frederick J. Rowan II         (Principal Executive
                                  Officer)

                                Executive Vice
      /s/ DAVID A. BROWN          President-Business
------------------------------    Planning & Administration
        David A. Brown            and Director

     /s/ MICHAEL D. CASEY       Senior Vice President and
------------------------------    Chief Financial Officer
       Michael D. Casey

  /s/ CHRISTOPHER J. O'BRIEN    Director
------------------------------
    Christopher J. O'Brien

   /s/ CHARLES J. PHILIPPIN     Director
------------------------------
     Charles J. Philippin

  /s/ CHRISTOPHER J. STADLER    Director
------------------------------
    Christopher J. Stadler

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

        1.  Financial Statements: included in Item 8.

           Report of Independent Accountants

           Consolidated Balance Sheets at January 2, 1999 and January 3, 1998

           Consolidated Statements of Operations for the fiscal years ended January 2, 1999 and January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

           Consolidated Statements of Cash Flows for the fiscal years ended January 2, 1999 and January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

           Consolidated Statements of Changes in Common Stockholders' Equity for the fiscal years ended January 2, 1999 and January 3, 1998 (Successor) and for the periods October 30, 1996 through December 28, 1996 (Successor) and December 31, 1995 through October 29, 1996 (Predecessor)

           Notes to Consolidated Financial Statements

        2.  Financial Statement Schedules: None

        3.  Exhibits:

  EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBITS
-----------  ----------------------------------------------------------------------------------------------

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

  EXHIBIT
  NUMBER     DESCRIPTION OF EXHIBITS
-----------  ----------------------------------------------------------------------------------------------
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

      10.5   Employment Agreement between the Company and Michael D. Casey incorporated herein by reference to Exhibit 10.8 to the Carter Holdings, Inc. Registration Statement on Form S-4.

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

      10.8   Amendment to Employment Agreement between the Company and Michael D. Casey.

        21   Subsidiaries of the Company incorporated herein by reference to Exhibit 21 filed with Carter
             Holdings, Inc.'s Registration Statement Form S-4.

        27   Financial Data Schedule.