Form 10-Q
period 1999-07-03
CARTER WILLIAM CO /GA/
filed 1999-08-16
CIK 795363

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JULY 3, 1999 OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Applicable only to corporate issuers:

As of August 16, 1999, there were 1,000 shares of Common Stock outstanding.

================================================================================

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                      INDEX

Part I.     Financial Information                                        Page
                                                                         ----

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of July 3, 1999
            (unaudited) and January 2, 1999..............................   3

            Unaudited Condensed Consolidated Statements of Operations
            for the three-month periods ended July 3, 1999 and
            July 4, 1998.................................................   4

            Unaudited Condensed Consolidated Statements of Operations
            for the six-month periods ended July 3, 1999 and
            July 4, 1998.................................................   5

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six-month periods ended July 3, 1999 and
            July 4, 1998.................................................   6

            Notes to Condensed Consolidated Financial Statements
            (unaudited)..................................................   7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of
            Operations...................................................  10

Part II.    Other Information............................................  15

                      THE WILLIAM CARTER COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED BALANCE SHEETS
             (dollars in thousands, except per share data)
                              (unaudited)

                                                                                          July 3,      January 2,
                                                                                           1999           1999
                                                                                        ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents .......................................................     $   2,751      $   3,986
  Accounts receivable, net ........................................................        36,689         34,834
  Inventories .....................................................................       114,465        101,408
  Prepaid expenses and other current assets .......................................         4,221          3,433
  Deferred income taxes ...........................................................        10,747         11,725
                                                                                        ---------      ---------

    Total current assets ..........................................................       168,873        155,386
Property, plant and equipment, net ................................................        57,806         59,674
Tradename, net ....................................................................        93,333         94,583
Cost in excess of fair value of net assets acquired, net ..........................        29,663         30,191
Deferred debt issuance costs, net .................................................         6,161          6,850
Other assets ......................................................................         2,682          2,544
                                                                                        ---------      ---------

    Total assets ..................................................................     $ 358,518      $ 349,228
                                                                                        =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt ............................................     $     900      $     900
  Accounts payable ................................................................        16,932         18,887
  Other current liabilities .......................................................        32,629         36,119
                                                                                        ---------      ---------

    Total current liabilities .....................................................        50,461         55,906
Long-term debt ....................................................................       185,850        166,700
Deferred income taxes .............................................................        38,992         39,632
Other long-term liabilities .......................................................         9,860          9,569
                                                                                        ---------      ---------

    Total liabilities .............................................................       285,163        271,807
                                                                                        ---------      ---------

Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
  outstanding .....................................................................        18,802         18,682
                                                                                        ---------      ---------

Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized,
    issued and outstanding ........................................................            --             --
  Additional paid-in capital ......................................................        55,174         56,811
  (Accumulated deficit) retained earnings .........................................          (621)         1,928
                                                                                        ---------      ---------

    Total common stockholder's equity .............................................        54,553         58,739
                                                                                        ---------      ---------

    Total liabilities and stockholder's equity ....................................     $ 358,518      $ 349,228
                                                                                        =========      =========

 See accompanying notes to the condensed consolidated financial statements

                      THE WILLIAM CARTER COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (dollars in thousands)
                              (unaudited)

                                                                            Three-month periods ended
                                                                             ------------------------
                                                                              July 3,         July 4,
                                                                               1999            1998
                                                                             --------        --------
Net sales ...............................................................    $ 91,170        $ 87,784
Costs of goods sold .....................................................      60,625          56,060
                                                                             --------        --------

Gross profit ............................................................      30,545          31,724
Selling, general and administrative expenses ............................      27,660          28,656
                                                                             --------        --------

Operating income ........................................................       2,885           3,068
Interest expense ........................................................       4,633           4,653
                                                                             --------        --------

Loss before benefit from income taxes ...................................      (1,748)         (1,585)
Benefit from income taxes ...............................................         715             522
                                                                             --------        --------

Net loss ................................................................      (1,033)         (1,063)
Dividend requirements and accretion on redeemable preferred stock .......        (663)           (664)
                                                                             --------        --------

Net loss applicable to common stockholder ...............................    $ (1,696)       $ (1,727)
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

                                                                               Six-month periods ended
                                                                              ------------------------
                                                                                July 3,        July 4,
                                                                                 1999           1998
                                                                              ---------      ---------
Net sales ...............................................................     $ 177,753      $ 172,928
Costs of goods sold .....................................................       117,169        110,141
                                                                              ---------      ---------

Gross profit ............................................................        60,584         62,787
Selling, general and administrative expenses ............................        55,702         58,459
                                                                              ---------      ---------

Operating income ........................................................         4,882          4,328
Interest expense ........................................................         9,200          9,122
                                                                              ---------      ---------

Loss before benefit from income taxes ...................................        (4,318)        (4,794)
Benefit from income taxes ...............................................         1,769          1,966
                                                                              ---------      ---------

Net loss ................................................................        (2,549)        (2,828)
Dividend requirements and accretion on redeemable preferred stock .......        (1,327)        (1,327)
                                                                              ---------      ---------

Net loss applicable to common stockholder ...............................     $  (3,876)     $  (4,155)
                                                                              =========      =========

 See accompanying notes to the condensed consolidated financial statements

                      THE WILLIAM CARTER COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands)
                              (unaudited)


                                                                                  Six-month periods ended
                                                                                  ------------------------
                                                                                   July 3,         July 4,
                                                                                    1999            1998
                                                                                  --------        --------
Cash flows from operating activities:
  Net loss ...................................................................    $ (2,549)       $ (2,828)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .............................................       9,161           8,239
   Deferred tax provision (benefit) ..........................................         338            (350)
   Effect of changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable ....................................................      (1,855)         (1,991)
      Inventories ............................................................     (13,057)        (28,124)
      Prepaid expenses and other assets ......................................      (1,476)            999
    (Decrease) increase in liabilities:
      Accounts payable and other liabilities .................................      (6,048)          1,546
                                                                                  --------        --------

      Net cash used in operating activities ..................................     (15,486)        (22,509)
                                                                                  --------        --------

Cash flows from investing activities:
  Capital expenditures .......................................................      (4,301)         (5,457)
  Proceeds from sale of fixed assets .........................................          25              20
                                                                                  --------        --------

      Net cash used in investing activities ..................................      (4,276)         (5,437)
                                                                                  --------        --------

Cash flows from financing activities:
  Proceeds from revolving line of credit .....................................      60,800          71,250
  Payments of revolving line of credit .......................................     (41,200)        (40,650)
  Payment of term loan .......................................................        (450)           (450)
  Capital contribution from Holdings .........................................                          60
  Dividends to Holdings ......................................................        (370)           (184)
  Preferred stock dividend ...................................................      (1,207)         (1,207)
  Other ......................................................................         954          (1,826)
                                                                                  --------        --------

      Net cash provided by financing activities ..............................      18,527          26,993
                                                                                  --------        --------

Net decrease in cash and cash equivalents ....................................      (1,235)           (953)
Cash and cash equivalents, beginning of period ...............................       3,986           4,259
                                                                                  --------        --------

Cash and cash equivalents, end of period .....................................    $  2,751        $  3,306
                                                                                  ========        ========

 See accompanying notes to the condensed consolidated financial statements

                      THE WILLIAM CARTER COMPANY
         (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1--BASIS OF PREPARATION:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company" or "Carter's") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 3, 1999, the results of its operations for the three-month and six-month periods ended July 3, 1999 and July 4, 1998 and cash flows for the six-month periods ended July 3, 1999 and July 4, 1998. Operating results for the three-month and six-month periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2000. The accompanying condensed consolidated balance sheet of the Company as of January 2, 1999 has been derived from the audited consolidated financial statements included in the Company's fiscal 1998 Annual Report on Form 10-K.

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

NOTE 2--THE COMPANY:

      The Company is a manufacturer and marketer of premier branded childrenswear under the Carter's and Carter's Classics labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 145 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 43% of its consolidated net sales in the second quarters of 1999 and 1998 and approximately 42% and 41% in the first half of 1999 and 1998, respectively.

NOTE 3--INVENTORIES:

      Inventories consisted of the following ($000):

                                                 July 3,      January 2,
                                                  1999          1999
                                                --------      --------
               Finished goods ................  $ 84,238      $ 68,236
               Work in process ...............    19,479        21,286
               Raw materials .................    10,748        11,886
                                                --------      --------
               Total .........................  $114,465      $101,408
                                                ========      ========

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 4--PARENT COMPANY TRANSACTIONS:

      During the quarters ended July 3, 1999 and July 4, 1998, the Company paid dividends to Holdings in the amounts of approximately $233,000 and $47,000, respectively. During the six-month periods ended July 3, 1999 and July 4, 1998, the Company paid dividends to Holdings in the amounts of approximately $370,000 and $184,000, respectively. These proceeds were used by Holdings to repurchase shares of Holdings' stock owned by former employees of the Company. In addition, during each of the six-month periods ended July 3, 1999 and July 4, 1998, Holdings made a $60,000 capital contribution to the Company in connection with the issuance of shares of Holdings' stock to employees of the Company. The 1999 transaction involved no cash proceeds, and the Company recognized $60,000 as compensation expense.

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

NOTE 6--SEGMENT INFORMATION:

      The Company's two reportable segments are "Retail" and "Wholesale and Other". The Company generally sells the same products in each business segment. The Company evaluates the performance of its Retail segment based on, among other things, its earnings before interest, taxes, depreciation and amortization expenses ("EBITDA"). The Retail segment's EBITDA is determined on a direct contribution basis only and does not include allocations of all costs incurred to support Retail operations. Retail EBITDA, therefore, does not reflect the actual results which would be derived if such allocations were made. EBITDA shown in the accompanying table for the Wholesale and Other segment is an amount determined by deduction based on consolidated EBITDA. The Wholesale and Other segment includes all other revenue and expenses of the Company not directly related to the Retail segment and EBITDA of the Wholesale and Other segment is not a measurement used by management in its decision-making process.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (unaudited)

NOTE 6--SEGMENT INFORMATION: (Continued)

      The table below presents certain segment information for the periods indicated ($000):

                                                        Wholesale
                                            Retail      and Other        Total
                                          ---------     ---------      ---------
Three-months ended July 3, 1999:
 Sales ..............................     $  38,821     $  52,349      $  91,170
 EBITDA .............................     $   7,844     $    (550)     $   7,294
Three-months ended July 4, 1998:
 Sales ..............................     $  37,708     $  50,076      $  87,784
 EBITDA .............................     $   7,385     $    (515)     $   6,870

Six-months ended July 3, 1999:
 Sales ..............................     $  74,028     $ 103,725      $ 177,753
 EBITDA .............................     $  14,063     $    (709)     $  13,354
Six-months ended July 4, 1998:
 Sales ..............................     $  71,297     $ 101,631      $ 172,928
 EBITDA .............................     $  12,280     $    (351)     $  11,929

      A reconciliation of total segment EBITDA to total consolidated loss before benefit from income taxes is presented below ($000):

                                                        Three-months ended         Six-months ended
                                                      ---------------------     ---------------------
                                                       July 3,      July 4,      July 3,      July 4,
                                                        1999         1998         1999         1998
                                                      --------     --------     --------     --------
Total EBITDA for reportable segments .............    $  7,294     $  6,870     $ 13,354     $ 11,929
Depreciation and amortization expense ............      (4,409)      (3,802)      (8,472)      (7,601)
Interest expense .................................      (4,633)      (4,653)      (9,200)      (9,122)
                                                      --------     --------     --------     --------
Consolidated loss before benefit from income taxes    $ (1,748)    $ (1,585)    $ (4,318)    $ (4,794)
                                                      ========     ========     ========     ========

NOTE 7 - TEXTILE PLANT PHASE-DOWN

      In its continuous efforts to provide the best quality products at competitive prices to its customers, the Company has evaluated alternative sources of supply for fabric. Overcapacity in the textile knit industry has resulted in lower prices being offered by the Company's fabric suppliers and has reduced the cost advantages previously gained by Carter's through vertical integration.

      The Company has developed a plan to take advantage of these alternative sourcing opportunities and, in the third quarter of 1999, will begin to phase-down production in its textile operations located in Barnesville, Georgia. All textile processes, with the exception of printing, will be discontinued by the end of fiscal 1999. The Company has negotiated supply arrangements with its current fabric vendors, which the Company believes will meet current and future fabric requirements.

      During the phase-down period, the level of textile production at the Barnesville facility will decrease to a point substantially below full capacity; accordingly, at that point, the Company will record a non-cash impairment loss on the facility's assets of approximately $11.0 million to reflect the partial abandonment of the facility.

      Other non-recurring expenses to be incurred in the second half of 1999 related to the phase-down are estimated to be approximately $7.0 million, including approximately $1.0 million of severance-related payments and $6.0 million of manufacturing inefficiencies.

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

RESULTS OF OPERATIONS

      Three and six-month periods ended July 3, 1999 compared to three and six-month periods ended July 4, 1998

      Consolidated net sales for the second quarter of 1999 increased $3.4 million (3.9%) to $91.2 million from $87.8 million in the second quarter of fiscal 1998. Consolidated net sales for the first half of 1999 were $177.8 million, an increase of $4.8 million (2.8%) compared with the first half of 1998.

      Wholesale sales increased $2.3 million (4.5%) to approximately $52.4 million in the second quarter of 1999 from $50.1 million in the second quarter of 1998 and increased $2.1 million (2.1%) to approximately $103.7 million in the first half of 1999 from $101.6 million in the first half of 1998. The increase in wholesale sales included growth in playwear product revenues which increased approximately 22% and 7% in the second quarter and first half of 1999, respectively.

      Sales at regular wholesale selling prices increased 0.9% in the second quarter of 1999 and decreased 2.8% in the first half of 1999 due primarily to lower unit shipments in the baby and sleepwear product categories. Sales at regular wholesale selling prices are expected to increase approximately 4% in the second half of 1999 compared to the second half of 1998.

      Wholesale sales in the second quarter and first half of 1999 included a higher mix of off-price sales (merchandise promoted at more than 25% off regular wholesale selling prices) to the secondary market. Off-price sales as a percentage of consolidated sales in the second quarter and first half of 1999 were approximately 7% in each period compared to approximately 5% and 4% in the second quarter and first half of 1998, respectively. The higher level of off-price sales reflects management's efforts to reduce excess inventory levels. Management has developed a more conservative revenue forecast for the second half of 1999 and has reduced production cycle times to mitigate exposure to excess inventories prospectively.

      The Company's retail store sales were $38.8 million for the second quarter of 1999, which represented an increase of $1.1 million (3.0%) compared to the second quarter of 1998. Comparable store sales decreased 0.1% in the second quarter of 1999 compared to the second quarter of 1998. Retail sales in the first half of 1999 were $74.0 million, an increase of $2.7 million (3.8%) compared with the first half of 1998. Comparable store sales increased 0.4% in the first half of 1999 compared with the first half of 1998. During the second quarter of 1999, the Company opened two outlet stores and closed one outlet store. There were 145 outlet stores operating as of July 3, 1999 compared to 142 as of July 4, 1998.

      The Company's gross profit decreased $1.2 million (3.7%) to $30.5 million in the second quarter of 1999 from $31.7 million in the second quarter of 1998. Gross profit as a percentage of net sales in the second quarter of 1999 decreased to 33.5% from 36.1% in the second quarter of 1998. In the first half of 1999, gross profit decreased $2.2 million (3.5%) to $60.6 million compared with the first half of 1998. Gross profit as a percentage of net sales in the first half of 1999 decreased to 34.1% compared to 36.3%. The decrease in gross profit is attributed primarily to a higher mix of off-price sales to the secondary market, costs incurred to close three sewing facilities in Georgia and Mississippi and curtailment of production in the Company's textile facility, as described below.

      In the first half of 1999, the Company closed three sewing facilities in the United States. Such closures and expansion of sewing capacity in Mexico, Costa Rica and the Dominican Republic have enabled the Company to lower the cost of its most labor intensive component of its supply chain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

      In 1998, the Company expanded its ability to full-package source certain products. Full-package sourcing involves purchasing finished products from contractors throughout the world which are manufactured, labeled and packaged to Carter's specifications.

      The Company's global sourcing strategy provides the opportunity to source a broader range of products at lower costs and has reduced the requirements for internal textile capacity. Lower levels of throughput in the Company's textile facility in Barnesville, Georgia and related unabsorbed manufacturing costs negatively impacted second quarter and first half 1999 financial results.

      In recent years, the domestic textile knit industry has experienced increasing levels of overcapacity caused by consolidation and higher levels of global sourcing from the Far East. Overcapacity resulted in lower prices offered by the Company's fabric suppliers which, in turn, reduced the cost advantages previously gained by Carter's through vertical integration.

      As more fully described in Note 7, the Company will begin to phase-down production in its textile facility in the third quarter of 1999. All textile processes, with the exception of printing, will be discontinued by the end of fiscal 1999. The Company has negotiated fabric sourcing arrangements with its suppliers which will meet all current and future fabric requirements.

      While there may be no near-term cost advantage of sourcing fabrics externally, the Company expects to purchase lower cost fabrics from Mexican-based suppliers within the next two to three years.

      Selling, general and administrative expenses for the second quarter of 1999 decreased to $27.7 million (3.5%) from $28.7 million in the second quarter of 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 30.3% in the second quarter of 1999 from 32.6% in the second quarter of 1998. In the first half of 1999, these expenses decreased to $55.7 million (4.7%) from $58.5 million in the first half of 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 31.3% in the first half of 1999 from 33.8% in the first half of 1998. The improvement in selling, general and administrative expenses as a percentage of net sales is attributed to a reduction in discretionary spending to levels necessary to support current levels of demand for the Company's products and to mitigate the impact of manfacturing plant closing costs and production curtailment.

      Operating income for the second quarter of 1999 decreased to $2.9 million (6.0%) compared to operating income of $3.1 million in the second quarter of 1998. Operating income in the first half of 1999 increased $0.6 million (12.8%) to $4.9 million compared with the first half of 1998. Such variances reflect the net effect of changes in gross profit and selling, general and administrative expenses described above.

      Interest expense in the second quarter of 1999 decreased to $4.6 million (0.5%) from $4.7 million in the second quarter of 1998. Interest expense for the first half of 1999 increased to $9.2 million (0.8%) from $9.1 million for the first half of 1998. Average revolver borrowings during the first half of 1999 were $32.5 million compared to $22.0 million in the first half of 1998. At July 3, 1999, outstanding debt aggregated $186.8 million compared to $187.3 million at July 4, 1998.

      The Company recorded an income tax benefit of $0.7 million in the second quarter of 1999 compared to an income tax benefit of $0.5 million in the second quarter of 1998. For the first half of 1999, the Company recorded an income tax benefit of $1.8 million compared to an income tax benefit of $2.0 million for the first half of 1998. The Company's effective tax rate was approximately 41% during the first half of 1999, a rate comparable to the first half of 1998.

      As a result of the factors described above, the Company reported a net loss of approximately $1.0 million in the second quarter of 1999 compared to a net loss of approximately $1.1 million in the second quarter of 1998. The net loss for the first half of 1999 was $2.5 million compared to a net loss of $2.8 million in the first half of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (Continued)

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

      The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

      Net accounts receivable at July 3, 1999 were $36.7 million compared to $32.1 million at July 4, 1998. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at July 3, 1999 is not comparable to the net accounts receivable balance at January 2, 1999.

      Inventories at July 3, 1999 were $114.5 million compared to $115.8 million at July 4, 1998. This decrease reflects management's efforts to reduce production cycle times and excess inventory levels. Due to the seasonal nature of the Company's operations, inventories at July 3, 1999 are not comparable to inventories at January 2, 1999.

      The Company invested $4.3 million and $5.5 million in capital expenditures during the first half of 1999 and 1998, respectively. The Company plans to invest a total of $16.0 million in capital expenditures in 1999. In the second half of 1999, investments will be made primarily in outlet store remodeling and information technology.

      At July 3, 1999, the Company had $186.8 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $42.8 million in term loan borrowings and $44.0 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $3.4 million of outstanding letters of credit. At July 3, 1999, the Company had approximately $17.6 million of financing available under the revolving credit portion of the Senior Credit Facility.

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

SEASONALITY

      The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter and promotional retailers' and manufacturers' emphasis on closeouts of prior year's product lines. Accordingly, the results of operations for the three-month and six-month periods ended July 3, 1999 are not indicative of the results to be expected for the full year.

MARKET RISKS

      In the operation of its business, the Company has market risk exposures to foreign sourcing, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

      The Company currently sources approximately 70% of its sewing production through its offshore facilities. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

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

      The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At July 3, 1999, outstanding debt aggregated $186.8 million, of which $86.8 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $868,000.

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

      The replacement/upgrade of affected hardware and software supporting the Company's manufacturing and administrative locations is substantially complete. The Company expects to complete the remaining replacements/upgrades in the third quarter of 1999. Integrated testing and validation of all the Company's systems is planned to be completed during the third quarter of 1999.

      All major customers, outside vendors and service providers have been contacted regarding their Y2K readiness. Appropriate steps and follow-up measures have been instituted to ensure their readiness. Because of the concerns regarding the Y2K issue and the potential for disruption of business operations, the Company has established a comprehensive contingency planning process. The scope of the Y2K contingency plans includes, but is not limited to, failures or disruptions in: information systems, plant facilities, equipment, utilities, transportation, voice/data communications, material supplies and/or key support services. A comprehensive set of contingency plans was developed during the second quarter of 1999 which will be implemented, as required, during the second half of 1999.

      The Company has incurred and expects to continue to incur internal staffing and other costs as a result of modifying existing systems to be Y2K ready. Such costs will continue to be expensed as incurred and funded through internally generated cash flow, while costs to acquire new equipment and software will be capitalized and depreciated over their useful lives. The hardware replacements and software upgrades were principally planned to improve operating controls and their implementation was not significantly accelerated as a result of Y2K issues. To date, the Company has incurred $3.1 million of costs in connection with Y2K readiness. The Company plans to spend approximately $1.0 million in the remainder of 1999 to complete its readiness, substantially all of which represents investments in new equipment. The costs to date and the estimated costs to complete do not include internal payroll costs, which are not tracked separately.

      Management recognizes that the failure of the Company, or any party with which the Company conducts business, to be Y2K ready in a timely manner could have a material adverse impact on the operations of the Company. If the Company's systems were to fail because they were not Y2K ready, the Company could incur significant costs and inefficiencies. Manual systems for sales, manufacturing, retail operations and/or financial controls would have to be implemented and staffed. If the Company is not Y2K ready, some customers might decide to cease doing business with the Company. Disruptions in electric power, in other critical services or in the delivery of raw materials could cause significant business interruptions. Similarly, business interruptions incurred by the Company's customers could result in deferred or canceled orders.

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

      Due to the general uncertainty of the Y2K risk, resulting, in part, from the uncertainty about the Y2K readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Y2K issue or to limit exposure to third-party liability that may affect its operations and business, in a timely or cost-effective manner.

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

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

    (a) Exhibits

 EXHIBIT
 NUMBER               DESCRIPTION OF EXHIBITS
 ------               -----------------------

  *27                 Financial Data Schedule.

----------

*     Filed herewith

(b)   Reports on Form 8-K

No report was filed by the Registrant during the quarter ended July 3, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE WILLIAM CARTER COMPANY


Date:  August 16, 1999     /s/ FREDERICK J. ROWAN, II
                           --------------------------
                             Frederick J. Rowan, II
                       Chairman of the Board of Directors,
                      President and Chief Executive Officer


Date:  August 16, 1999        /s/ MICHAEL D. CASEY
                              --------------------
                                Michael D. Casey
                            Senior Vice President and
                             Chief Financial Officer