Form 10-K405
period 2000-01-01
CARTER WILLIAM CO /GA/
filed 2000-03-27
CIK 795363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           JANUARY 1, 2000

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

ITEM 1. BUSINESS

GENERAL

    The William Carter Company (the "Company" or "Carter's") is the largest branded manufacturer and marketer of baby and toddler apparel and a leading manufacturer and marketer of young children's apparel. Over the Company's
135 years of operation, Carter's has become one of the most highly recognized brand names in the children's apparel industry. Carter's sells its products under the brand names of CARTER'S and CARTER'S CLASSICS to more than 300 department and specialty store accounts (with an estimated 4,600 store fronts) and through its 146 retail outlet stores.

    Carter's generates a majority of its sales in the baby and toddler apparel market which was a $7.9 billion market in 1999. Management believes that the baby and toddler market is insulated from changes in fashion trends and less sensitive to general economic conditions and offers strong prospects for continued growth. The growth in this market is being driven by a number of factors, including: (i) a strong and growing birth market; (ii) more women returning to the workplace after having children, resulting in more disposable income and increased day care apparel needs; (iii) the increasing number of grandparents, a demographic segment with high per capita discretionary income and an important consumer base for children's apparel; and (iv) an increase in the percentage of births to first time mothers.

    On October 30, 1996 (the "Acquisition Closing Date"), Carter Holdings, Inc. ("Holdings"), a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the outstanding preferred and common stock of the Company (the "Acquisition"). Financing for the Acquisition was provided by (i) $56.1 million of borrowings under a $100.0 million senior credit facility among the Company, certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facility"); (ii) $90.0 million of borrowings under a subordinated loan facility among the Company, certain lenders and Bankers Trust Company, as administrative agent (the "Subordinated Loan Facility"); (iii) $50.9 million of equity investments in Holdings by affiliates of Investcorp and certain other investors (which excludes the exchange of management stock); and (iv) the issuance by Holdings of $20.0 million of Senior Subordinated Notes to affiliates of Investcorp and certain other investors which Holdings used to purchase
$20.0 million of the Company's redeemable preferred stock (the "Preferred Stock"). In November 1996, the Company offered and sold in a private placement $100.0 million of Subordinated Notes (the "Notes"), the net proceeds of which were used to retire the $90.0 million of Subordinated Loan Facility borrowings and $5.0 million of borrowings under the Senior Credit Facility. Holdings has substantially no assets or investments other than the shares of capital stock of The William Carter Company.

    The Company is a Massachusetts corporation. The principal executive office of the Company is located at 1590 Adamson Parkway, Suite 400, Morrow, Georgia 30260 and its telephone number is (770) 961-8722.

PRODUCTS AND MARKETS

    Carter's manufactures and markets a broad array of baby, toddler and young children's apparel. The Company also licenses its brand name to other companies to create a complete collection of coordinating lifestyle products including: bedding, strollers, underwear, shoes, room decor, toys and more.

    In 1999, the Company launched a new brand theme based on Celebrating Imagination. This theme solidified the Company's product positioning of creating great core products that are differentiated through imaginative and creative artistic application. Celebrating Imagination has opened new growth opportunities for the brand and has been widely embraced by both consumers and retailers.

BABY AND TODDLER

    In 1999, total industry sales of baby and toddler apparel (newborn through size 4T) were $7.9 billion, which grew 10.8% over 1998. This growth was over 2.5 times faster than the apparel industry as a whole. Carter's target distribution (department and specialty stores) accounts for approximately half this market. Carter's is currently the leading supplier of branded baby and toddler apparel in the US with a 5.8% market share in its target distribution channels, almost twice that of its nearest branded competitor.

    LAYETTE. Layette includes a complete range of products primarily made of cotton for newborns, including bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps and booties. In fiscal 1999, Carter's generated $163.0 million in sales of these products. Carter's is the leading supplier of layette products within its distribution channels. Management attributes Carter's leading market position to Carter's distinctive print designs, unique embroideries and the reputation for quality Carter's has developed over its 135 year history. In 1999, the Company continued to introduce new baby programs targeted toward three consumer groups: gift-givers, experienced mothers and first-time mothers. Just One Year ("JOY"), and the 1999 introduction of the LENNON REAL LOVE line are complete nursery programs designed for the first-time mother and the giftgivers. Baby Basics, another component of Carter's layette business, provides the experienced mother with the essentials in value-focused multi-packs. The Company's primary competitors in the layette market are private label manufacturers.

    SLEEPWEAR. Baby and toddler sleepwear includes pajamas, long underwear and one-piece footed sleepers. In fiscal 1999, Carter's generated $86.0 million in sales of these products. Carter's is the leading supplier of baby sleepwear products within its distribution channels. As in layette, management attempts to differentiate its sleepwear products from its competition by offering creative artwork in consumer-tested prints and embroideries with an emotional appeal. In addition, management believes Carter's baby and toddler sleepwear product line features more functional, higher quality products than those of its competitors. The Company's primary competitors in the baby and toddler sleepwear market are both private label manufacturers and licensed character products.

    PLAYWEAR. Baby and toddler playwear includes cotton apparel for everyday use. In fiscal 1999, Carter's generated $80.5 million in sales of these products. Although Carter's has historically focused on expanding its core volume layette and sleepwear products, it has begun to focus on strengthening its playwear product offerings by introducing original print designs and innovative artistic applications in an effort to drive sales growth and increase market share. The Company's Celebrating Imagination brand theme has created a strong competitive differentiation for the brand in this marketplace. Management believes that this new focus, in addition to Carter's high brand name awareness and strong wholesale customer relationships, will enable the Company's sales and market share in this category to grow. The baby and toddler playwear market is highly fragmented, with no one branded competitor having more than a 3.7% share of the market.

    OTHER. Other baby and toddler products include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room decor and hair accessories, including products for which the Company licenses the CARTER'S and CARTER'S CLASSICS name. In fiscal 1999, Carter's generated $40.1 million in sales of these products.

YOUNG CHILDREN'S

    In 1999, total industry sales of young children's apparel were $5.8 billion. Carter's target distribution channels, which include department and specialty stores, account for approximately half of this market. The Company is the largest branded supplier of young children's sleepwear products, and is also a supplier of young children's playwear products.

    SLEEPWEAR. Young children's sleepwear product offerings include basic two-piece pajamas, long underwear and polyester blanket-fleece one-piece sleepers. In fiscal 1999, Carter's generated $25.9 million in sales of these products. As with baby and toddler sleepwear, Carter's attempts to differentiate its young children's sleepwear products from those of its competitors by offering creative artwork through consumer-tested prints and embroideries with an emotional appeal. Carter's primary competitors in the young children's sleepwear market are private label manufacturers and licensed character products.

    PLAYWEAR. Young children's playwear product offerings include cotton apparel for everyday use. In fiscal 1999, Carter's generated $19.1 million in sales of these products. Carter's strategy is to leverage its high brand awareness and leading market shares in layette and sleepwear in combination with its new creative design to increase its sales of young children's playwear. Carter's primary competitors in the young children's playwear market are private label manufacturers and licensed character products.

    LICENSING. The Company licenses the CARTER'S and CARTER'S CLASSICS names to other companies for use on baby, toddler and young children's products including bedding, outerwear, shoes, socks, room decor, toys, stationary, strollers and hair accessories. In 1998, the Company entered into a three year license agreement for the rights to John Lennon's Real Love artwork collection for use on children's apparel, accessories and related products. In fiscal 1999, Carter's generated $4.2 million in royalty income from the sale of licensed products.

PRODUCT DESIGN AND DEVELOPMENT

    The Company's management team has significantly improved the Company's product design and development process by investing in advanced design systems, improving its design staff and introducing proven customer marketing tools. The Company's product design and development organization is comprised of teams that focus on each of the Company's primary product markets. Each team has its own artistic and design staff to develop new ideas specifically for its respective market. Management believes that this organizational structure provides the Company greater flexibility and allows it to introduce products more quickly and with a greater success rate.

    The Company's design staff continuously strives toward product innovation and distinctive artistic applications. Consumer preference testing drives the product offerings and defines the look for the brand, while a few showpieces are developed each season to add variety and interest. Generally, graphics, prints and embroideries are used to provide originality and depth with a sophisticated graphic computer network which enhances artistic talent.

    Due to the importance of graphics and prints, the Company devotes particular effort to consumer preference testing for colors, prints, artwork and silhouettes. Each year, more than 1,000 different prints are consumer-tested, of which 40% are eventually used. As part of the Company's extensive testing program, more than 10,000 potential consumers are surveyed in the Company's outlet stores as well as in geographically-diverse malls and baby fairs.

    After consumer preference testing of a fabric or product occurs and internal review committees approve selections, retailers are often shown a color drawing in "board form" to provide market feedback. Finally, product development teams from the Company's merchandising department coordinate plans with the managers from manufacturing to ensure cost-effective execution and quality of the entire line.

DISTRIBUTION AND SALES

    The Company sells its products to wholesale accounts and through the Company's retail outlet stores. In fiscal 1999, sales through the wholesale channel accounted for 56% of total sales, while the retail outlet channel accounted for 44% of total sales. No one wholesale customer accounts for more than 10% of consolidated net sales.

WHOLESALE OPERATIONS

    The Company sells its products in the United States through a network of approximately 30 sales professionals. Sales professionals work with each department or specialty store account in his/her jurisdiction to establish annual plans for "basics" (primarily layette and certain baby apparel) within the CARTER'S and CARTER'S CLASSICS lines. Once an annual plan has been established with an account, Carter's places the account on its semi-monthly automatic reorder plan for "basics". Automatic reorder allows the Company to plan its manufacturing requirements and benefits both the Company and its wholesale customers by maximizing customers' in-stock positions, thereby maximizing sales and profitability. Currently, Carter's non-basics sleepwear and playwear are planned and ordered seasonally as new products are introduced.

RETAIL OPERATIONS

    The Company currently operates 146 retail outlet stores in 39 states featuring all of Carter's quality merchandise, complemented by select brand accessories and apparel. The stores, which average 5,100 square feet per location, offer a broad assortment of baby, toddler and young children's apparel including layette, sleepwear, underwear, playwear, swimwear, outerwear and related accessories.

MARKETING

    Management's fundamental strategy has been to promote the Company's brand image as the absolute leader in baby apparel products and to consistently provide good quality, attractive products at a high value to consumers. To this end, management employs a comprehensive four-step marketing strategy which incorporates identifying core products through extensive consumer preference testing; superior brand and product presentation at the consumer point-of-purchase; marketing the brand name through dominant communications; and providing consistent, premium service, including delivering and replenishing products at the right time to fulfill customer and consumer needs.

    Management believes that the Company has further strengthened its brand image to the consumer through its Celebrating Imagination brand theme with innovative product designs, national print advertising, joint mailers with wholesale customers, meetings between senior customer representatives and Carter's executives, trade show participation and store-in-store shops.

MANUFACTURING

    In December 1999, the Company closed its textile operations in Barnesville, Georgia and fabric previously produced by the Company is now purchased from third-party manufacturers. The Company prints, cuts, sews, finishes and embroiders a majority of the products it sells. In the United States, the Company currently operates one print facility, one cutting facility, one sewing facility, one embroidery facility and three distribution centers. Internationally, the Company operates two sewing facilities in Costa Rica, one sewing facility in the Dominican Republic and two sewing facilities in Mexico. The Company also sources its products through contractual arrangements throughout the world. Management believes that the Company's manufacturing capacity is sufficient to meet current and planned operating requirements.

    Despite the Company's historical operating improvements, management believes significant additional opportunities exist to reduce product costs, shorten cycle times and reduce inventories through the wider use of advanced information systems, the expansion of offshore sourcing, reductions in SKUs and product complexity and focus on core product offerings.

DEMOGRAPHIC TRENDS

    Demographic and psychographic trends support a strong and growing baby and toddler market and help insulate the Company from seasonal or fashion fluctuations. Highlights of these trends include:

    - A strong birth market - 3.9 million births were reported in 1998 and demographers project a progressive increase in births over the next 20 years that will ultimately surpass the original baby boom.

    - More money is being spent on babies than ever before. Today's mother is more likely to be working than in previous years. This woman is more affluent and is spending more on her children.

    - Multiple births are at record levels.

    - 40% of all births are first births meaning new families are being formed and higher levels of spending are required.

    - Grandparents are a growing and highly lucrative market.

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

ENVIRONMENTAL MATTERS

    The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. Carter's is in the process of resolving a potential environmental claim associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. The Company currently estimates that the total cost to the Company to resolve this matter will be less than $1.0 million although there can be no assurance that this estimate will prove accurate. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on the Company or its operations.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

    The Company owns many trademarks and tradenames, including Carter's-Registered Trademark-, Carter's Growbody-Registered Trademark-, Carter-Set-Registered Trademark-, Jamakins-Registered Trademark-, Today's Classics-Registered Trademark- and Tykes-Registered Trademark-, as well as patents and copyrights, most of which are registered in the United States and in 46 foreign countries. The Company licenses the CARTER'S and CARTER'S CLASSICS names and many of its trademarks, tradenames and patents to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys and shoes. Under an agreement which expired December 8, 1998, Baby Dior-Registered Trademark- was a registered trademark sublicensed to the Company. Based on an assessment of the growth opportunities of Baby Dior-Registered Trademark- products, management decided not to extend the sublicense agreement. The Company licenses, under a three year agreement which expires 2001, the rights to John Lennon's Real Love artwork collection for use on children's apparel, accessories and related products.

EMPLOYEES

    As of January 1, 2000, the Company had approximately 7,244 employees, 2,847 of which were employed on a full-time basis in the Company's domestic operations, 1,113 of which were employed on a part-time basis in the Company's domestic operations and 3,284 of which were employed on a full-time basis in the Company's international operations. None of the Company's employees is unionized. The Company has had no labor-related work stoppages and believes that its labor relations are good.

ITEM 2. PROPERTIES

    The Company operates 146 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,100 square feet. Typically, the leases have an average term of approximately five years with additional five-year renewal options. Domestically, the Company owns three distribution facilities, two in Georgia and one in Pennsylvania. The Company also owns four manufacturing facilities as well as an office building in Georgia, has a ground lease on one additional manufacturing facility in Texas and leases office space in three buildings--one in Georgia, one in Connecticut and one in New York. Internationally, the Company leases two sewing facilities in Costa Rica, one in the Dominican Republic and two in Mexico.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company paid dividends on its common stock to its parent, Holdings, in the amount of approximately $507,000 for the fiscal year ended January 1, 2000. Proceeds from the dividends were used by Holdings to repurchase shares of Holdings' stock owned by seven former employees of the Company. In addition, during 1999, Holdings made $60,000 in capital contributions to the Company in connection with the issuance of shares of Holdings' stock to one employee of the Company. The Company generally intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends in the foreseeable future. Any decision made by the Company's Board of Directors to declare dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant. In addition, certain agreements to which the Company is a party restrict the Company's ability to pay dividends on common equity (see Note 5 to the Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial and other data of the Company as of and for the five fiscal years ended January 1, 2000. As a result of certain adjustments made in connection with the Acquisition, the results of operations for the fiscal years ended January 1, 2000 ("fiscal year 1999"), January 2, 1999 ("fiscal year 1998"), January 3, 1998 ("fiscal year 1997") and the period October 30, 1996 through December 28, 1996 (together, the "Successor" periods) are not comparable to prior periods (the "Predecessor" periods). The selected financial data for the five fiscal years ended January 1, 2000 were derived from the Company's Audited Consolidated Financial Statements.

    The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
ITEM 8 "Financial Statements and Supplementary Data".

                                                                   (DOLLARS IN THOUSANDS)
                                                          SUCCESSOR (a)                            Predecessor
                                          ----------------------------------------------   ---------------------------
                                                   FISCAL YEAR             OCT. 30, 1996   DEC. 31, 1995
                                          ------------------------------      THROUGH         THROUGH      FISCAL YEAR
                                            1999       1998       1997     DEC. 28, 1996   OCT. 29, 1996      1995
                                          --------   --------   --------   -------------   -------------   -----------
OPERATING DATA:
Wholesale sales........................   $231,284   $236,486   $219,535     $  28,506       $160,485       $166,884
Retail sales...........................    183,312    171,696    143,419        22,990        106,254        128,547
                                          --------   --------   --------     ---------       --------       --------
Net sales..............................    414,596    408,182    362,954        51,496        266,739        295,431
Cost of goods sold.....................    271,844    256,482    227,332        31,631        169,167        190,230
                                          --------   --------   --------     ---------       --------       --------
Gross profit...........................    142,752    151,700    135,622        19,865         97,572        105,201
Selling, general and administrative....    120,773    124,278    112,531        16,749         80,156         84,098
Nonrecurring charges (b)(f)............      7,124         --         --            --          8,834             --
                                          --------   --------   --------     ---------       --------       --------
Operating income.......................     14,855     27,422     23,091         3,116          8,582         21,103
Interest expense.......................     17,748     18,525     17,571         2,631          7,075          7,849
                                          --------   --------   --------     ---------       --------       --------
(Loss) income before income taxes and
  extraordinary item...................     (2,893)     8,897      5,520           485          1,507         13,254
(Benefit from) provision for income
  taxes................................       (869)     3,616      2,429           212          1,885          5,179
                                          --------   --------   --------     ---------       --------       --------
(Loss) income before extraordinary
  item.................................     (2,024)     5,281      3,091           273           (378)         8,075
Extraordinary item, net of tax (c).....         --         --         --         2,351             --             --
                                          --------   --------   --------     ---------       --------       --------
Net (loss) income......................   $ (2,024)  $  5,281   $  3,091     $  (2,078)      $   (378)      $  8,075
                                          ========   ========   ========     =========       ========       ========
Net (loss) income available to common
  stockholders.........................   $ (4,677)  $  2,628   $    416     $  (2,512)      $ (1,510)      $  6,460
                                          ========   ========   ========     =========       ========       ========
BALANCE SHEET DATA (END OF PERIOD):
Working capital (d)....................   $ 81,508   $ 99,480   $ 87,482     $  70,792                      $ 84,593
Total assets...........................    313,133    349,228    331,899       318,709                       167,216
Total debt, including current
  maturities...........................    142,300    167,600    157,100       145,000                        87,495
Redeemable preferred stock (e).........     18,902     18,682     18,462        18,234                            --
Preferred stock........................         --         --         --            --                        50,000
Common stockholders' equity............     53,615     58,739     56,721        57,488                        (4,678)
CASH FLOW DATA:
Net cash provided by (used in)
  operating activities.................   $ 38,891   $  9,497   $  4,089     $   7,095       $ 24,405       $ (5,516)
Net cash used in investing
  activities...........................    (12,362)   (17,960)   (13,965)     (143,227)        (4,007)       (13,369)
Net cash (used in) provided by
  financing activities.................    (27,100)     8,190     12,174       134,263        (19,433)        14,157
OTHER DATA:
EBITDA, as defined (f).................   $ 38,834   $ 43,021   $ 36,926     $   5,530       $ 25,628       $ 30,562
Gross margin...........................       34.4%      37.2%      37.4%         38.6%          36.6%          35.6%
Depreciation and amortization..........   $ 16,855   $ 15,599   $ 13,835     $   2,414       $  6,612       $  7,337
Capital expenditures...................     12,726     17,991     14,013         3,749          4,007         13,715

                     See Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

(a) As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of October 30, 1996. In addition, the Company entered into new financing arrangements and changed its capital structure. Accordingly, the results of operations for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 and the period from October 30, 1996 through December 28, 1996 are not comparable to prior periods. The fiscal years ended January 1, 2000, January 2, 1999 and
    January 3, 1998 and the period October 30, 1996 through December 28, 1996 reflect increased depreciation, amortization and interest expenses.

(b) The nonrecurring charge for the fiscal year ended January 1, 2000 represents the $6.9 million writedown in the carrying value of the Company's textile facility assets, for which the operations were closed in December 1999, and a $0.2 million loss on property, plant and equipment related to the closures of three domestic sewing facilities. The nonrecurring charge for the period December 31, 1995 through October 29, 1996 includes:
    (1) compensation-related charges of $5.3 million for amounts paid to management in connection with the Acquisition; and (2) other expense charges of $3.5 million for costs and fees the Company incurred in connection with the Acquisition.

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

(f) EBITDA represents earnings before interest and income tax expense (i.e. operating income) excluding the following charges:

    (i) the $7.1 million nonrecurring charge in 1999 related to the closure of textile and sewing facilities, and, in fiscal 1996, the nonrecurring charge of $8.8 million related to the Acquisition.

    (ii) depreciation and amortization expense including prepaid management fee amortization of $1.125 million, $1.35 million and $1.35 million for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively, and $0.23 million for the period October 30, 1996 through December 28, 1996, incurred in connection with the Acquisition; and

   (iii) costs associated with certain benefit plans that were terminated as a result of the Acquisition and not replaced, as follows: (1) Long-Term Incentive Plan expenses of $1.1 million and $1.0 million for fiscal 1995 and the period December 31, 1995 through October 29, 1996, respectively; (2) Management Equity Participation Plan expenses of $0.6 million and $0.6 million for fiscal 1995 and the period
         December 31, 1995 through October 29, 1996, respectively; and
         (3) Stock Compensation Plan expense of $0.4 million in fiscal 1995.

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

GENERAL

    The Company is a leading manufacturer and marketer of baby, toddler and young children's apparel. The Company sells its products to more than 300 department and specialty store customers (56% of fiscal 1999 sales) and through its 146 retail outlet stores (44% of fiscal 1999 sales).

    Consolidated net sales have increased from $295.4 million in 1995 to $414.6 million in 1999. During this period, wholesale sales have increased from $166.9 million to $231.3 million and retail sales have increased from $128.5 million to $183.3 million. The increase in wholesale sales resulted primarily from product introductions and the growth of new wholesale accounts, including Sears and JCPenney, partially offset by the removal of certain product lines, such as outerwear, boys' and girls' underwear and the BABY DIOR product lines. The increase in retail sales resulted from new store openings and comparable store sales increases (stores open more than 12 months).

RESULTS OF OPERATIONS

    The following table sets forth certain components of the Company's Consolidated Statements of Operations data expressed as a percentage of net sales:

                                                                           FISCAL YEAR
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
Statements of Operations:
Wholesale sales.............................................    55.8%          57.9%          60.5%
Retail sales................................................    44.2           42.1           39.5
                                                               -----          -----          -----
Net sales...................................................   100.0          100.0          100.0
Cost of goods sold..........................................    65.6           62.8           62.6
                                                               -----          -----          -----
Gross profit................................................    34.4           37.2           37.4
Selling, general and administrative expenses................    29.1           30.5           31.0
Nonrecurring charge.........................................     1.7             --             --
                                                               -----          -----          -----
Operating income............................................     3.6            6.7            6.4
Interest expense............................................     4.3            4.5            4.8
                                                               -----          -----          -----
(Loss) income before income taxes...........................    (0.7)           2.2            1.6
(Benefit from) provision for income taxes...................    (0.2)           0.9            0.7
                                                               -----          -----          -----
Net (loss) income...........................................    (0.5)%          1.3%           0.9%
                                                               =====          =====          =====

FISCAL YEAR ENDED JANUARY 1, 2000 COMPARED WITH FISCAL YEAR ENDED JANUARY 2,
1999

    NET SALES. Net sales for fiscal 1999 increased 1.6% to $414.6 million from $408.2 million in fiscal 1998. This increase includes a 2.2% decrease in wholesale sales offset by a 6.8% increase in retail sales. Wholesale sales for fiscal 1999 decreased to $231.3 million from $236.5 million in fiscal 1998. Retail sales for fiscal 1999 increased to $183.3 million from $171.7 million in fiscal 1998.

    The decrease in wholesale sales reflects:

    - lower 1999 sleepwear revenue compared to increases generated from the successful launch of the Dreamakers sleepwear product line in May 1998;

    - underperformance of the CARTER'S CLASSICS and playwear product lines; and

    - lower layette product revenues resulting from the expiration of the BABY DIOR license in December 1998.

    In this increasingly competitive marketplace, revenue gains are achieved through the frequent introduction of products which are distinctive in fabric and creative application (i.e., embroidery and prints) and which provide value to the consumer. The decline in 1999 revenue reflects the Company's previous insufficient ability to source better products from lower cost manufacturers. As discussed below, the Company has made changes in its product sourcing strategy.

    In late 1998, the Company began to develop the infrastructure necessary to source products globally. The Company plans to achieve future growth in revenue and profitability by sourcing products at lower costs from manufacturers throughout the world. This strategy is designed to build on the Company's core business strengths in layette and sleepwear product markets and will improve product performance in the highly fragmented children's playwear market.

    Wholesale sales in 1999 included a higher mix of off-price sales (merchandise promoted at more than 25% off regular wholesale selling prices) to the secondary market. Off-price sales as a percentage of consolidated sales in 1999 were 5.4% compared to 4.0% in 1998. The higher level of off-price sales reflects management's efforts to reduce excess inventory levels.

    The Company's retail comparable store sales increased 3.2% in 1999. In 1999, the Company opened ten stores and closed eight stores. There were 146 stores in operation at January 1, 2000 compared with 144 at January 2, 1999.

    GROSS PROFIT. Gross profit for fiscal 1999 decreased 5.9% to $142.8 million from $151.7 million in fiscal 1998. Gross profit as a percentage of net sales in fiscal 1999 decreased to 34.4% from 37.2% in fiscal 1998. The reduction in gross profit percentage reflects the higher mix of off-price sales to the secondary market, costs incurred to close sewing facilities in Georgia and Mississippi, the costs to phase-down and close the Company's textile facility in Georgia and the curtailment of production to lower inventory levels.

    In 1999, the Company closed three sewing facilities in the United States. Such closures and expansion of sewing capacity in Mexico, Costa Rica and the Dominican Republic have enabled the Company to decrease costs in the most labor-intensive component of its supply chain.

    In 1998, the Company expanded its ability to source its products from manufacturers throughout the world. Such products are manufactured, labeled and packaged to Carter's specifications. The Company's global sourcing strategy provides the opportunity to source a broader range of products at lower costs and eliminates the requirement for internal textile capacity. Lower levels of throughput in the Company's textile facility in Barnesville, Georgia and related unabsorbed manufacturing costs negatively impacted 1999 financial results.

    In recent years, the domestic textile knit industry experienced increasing levels of overcapacity caused by consolidation and higher levels of global sourcing. Overcapacity has resulted in lower prices offered by the Company's fabric suppliers, which in turn, reduced the cost advantages previously gained by Carter's through vertical integration.

    As more fully described in Note 17 to the accompanying financial statements, the Company began to phase-down production in its textile facility in the third quarter of 1999. All textile processes, with the exception of printing, were closed by the end of fiscal 1999. The Company has negotiated fabric-sourcing arrangements with its suppliers which will meet current and future fabric requirements. While there may be no near-term cost reduction by sourcing fabrics externally, the Company expects to purchase lower cost fabrics from Mexico and Central America within the next two to three years.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1999 decreased 2.8% to $120.8 million from $124.3 million in fiscal 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 29.1% in fiscal 1999 from 30.5% in fiscal 1998. The improvement in selling, general and administrative expenses as a percentage of net sales is attributed to a reduction in discretionary spending, including marketing expenditures and incentive compensation to mitigate the impact of manufacturing plant closing costs and production curtailment.

    NONRECURRING CHARGE. The nonrecurring charge of $7.1 million in fiscal 1999 represents the $6.9 million writedown in the carrying value of assets related to the closure of the textile facility, and the $0.2 million loss on property, plant and equipment related to the closures of the three domestic sewing facilities.

    OPERATING INCOME. Operating income for fiscal 1999 decreased to $14.9 million from $27.4 million in fiscal 1998 as a result of the net effect of lower margins earned on wholesale sales, the cost of exiting certain manufacturing facilities, and the reduction of selling, general and administrative expenses. Operating income as a percentage of net sales decreased to 3.6% in fiscal 1999 from 6.7% in fiscal 1998.

    INTEREST EXPENSE. Interest expense for fiscal 1999 decreased to $17.7 million from $18.5 million in fiscal 1998. This decrease reflects lower interest expense on lower average borrowings under the Company's revolving credit facility. At January 1, 2000, outstanding debt aggregated
$142.3 million, of which $42.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $423,000. At January 1, 2000, there were no borrowings under the Company's $65.0 million revolving credit facility. The Company had outstanding letters of credit of $6.0 million as of January 1, 2000.

    INCOME TAXES. The Company's 1999 effective tax rate of 30% was less than the prior year's effective tax rate of 41% due to the effect of permanent tax differences, primarily goodwill amortization, in relation to the change in pre-tax income (loss).

    NET (LOSS) INCOME. As a result of the factors described above, the Company reported a net loss of $(2.0) million in fiscal 1999 compared to net income of $5.3 million in fiscal 1998.

FISCAL YEAR ENDED JANUARY 2, 1999 COMPARED WITH FISCAL YEAR ENDED JANUARY 3,
1998

    NET SALES. Net sales for fiscal 1998 increased 12.5% to $408.2 million from $363.0 million in fiscal 1997. This increase was due to a 7.7% increase in wholesale sales and a 19.7% increase in retail sales. Wholesale sales for fiscal 1998 increased to $236.5 million from $219.5 million in fiscal 1997. The successful introduction of additional lifestyle marketing products drove a wholesale revenue increase of $17.0 million. Such products included Baby Basics (high volume products for every day use such as bodysuits, bibs and bed and bath products), Special Deliveries (fashionable layette products targeted towards gift purchases), Dreamakers (a higher-end sleepwear product with better fabrication and brighter colors) and Another Bundle of JOY ("JOY", an acronym for Just One Year--an expanded product offering for the first-time mom, including non-apparel products such as plush toys, strollers and bedding). Retail sales for fiscal 1998 increased to $171.7 million from $143.4 million in fiscal 1997. Comparable store sales increased 15.0% in 1998. The successful implementation of a new marketing strategy and the benefit from the new product line introductions described above drove the favorable outlet store performance in 1998. The new marketing strategy, which was fully implemented by February 1998, was designed to clearly communicate the value of Carter's products sold through the outlet stores relative to comparable values offered elsewhere. In 1998, the Company opened 17 stores and closed 11 stores. There were 144 stores in operation at January 2, 1999 compared with 138 at January 3, 1998.

    GROSS PROFIT. Gross profit for fiscal 1998 increased 11.9% to $151.7 million from $135.6 million in fiscal 1997. Gross profit as a percentage of net sales in fiscal 1998 decreased to 37.2% from 37.4% in fiscal 1997. The reduction in gross profit percentage reflects the startup costs incurred in the development of sewing capacity in Mexico.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1998 increased 10.4% to $124.3 million from $112.5 million in fiscal 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 30.5% in fiscal 1998 from 31.0% in fiscal 1997. This improvement is primarily attributed to the increase in comparable retail store sales and the benefit from such increase on a relatively fixed operating cost structure.

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

    Net cash provided by operating activities in the fiscal years 1999, 1998 and 1997 was $38.9 million, $9.5 million and $4.1 million, respectively.

    The net cash flow provided by operating activities in fiscal 1999 was $38.9 million, an increase of $29.4 million compared to fiscal year 1998. This increase was driven primarily by a $21.8 million (21.5%) reduction in inventories. Inventories at January 1, 2000 were $79.6 million compared with $101.4 million at January 2, 1999. The reduction in inventory and revolver borrowings was driven by new management disciplines and measurements implemented at the end of 1998 which included the:

    - rationalization of fabrics and trims to increase the productivity of raw materials;

    - development of "pull-based" planning disciplines to better match production to consumer demand;

    - clustering of manufacturing processes to reduce cycle times; and

    - implementation of performance metrics to drive desired results.

    The Company invested $12.7 million, $18.0 million and $14.0 million in capital expenditures during fiscal years 1999, 1998 and 1997, respectively. Although there are no material commitments for capital expenditures, the Company plans capital expenditures of approximately $20.0 million in fiscal 2000.

    At January 1, 2000, the Company had approximately $142.3 million of indebtedness outstanding, consisting of $100.0 million of Notes, $42.3 million in term loan borrowings under the Senior Credit Facility and no borrowings outstanding under the $65.0 million revolving credit portion of the Senior Credit Facility (exclusive of approximately $6.0 million of outstanding letters of credit). At January 1, 2000, the Company had approximately $59.0 million of financing available under the revolving credit portion of the Senior Credit Facility.

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

    The Company currently sources over 90% of its sewing production from its offshore operations as well as contractors. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

    The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At January 1, 2000, outstanding debt aggregated $142.3 million, of which $42.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest cost by $423,000.

YEAR 2000

    The Year 2000 ("Y2K") issue was the result of computer programs using two digits rather than four to define the applicable year. The Company's Y2K remediation efforts were completed in the fourth quarter of 1999. As a result of these efforts, the Company experienced no significant Y2K related problems as of the date of this filing. However, there is no assurance that the Company will not be negatively impacted by the Y2K situation in the future. The Company will continue to monitor this situation and expeditiously remediate any issues that may arise. The Company's total cost was approximately $4.0 million on its Y2K project, of which $2.8 million was related to new point of sale registers for the Company's retail outlet stores.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     18
Consolidated Balance Sheets at January 1, 2000 and January
  2, 1999...................................................     19
Consolidated Statements of Operations for the fiscal years
  ended January 1, 2000, January 2, 1999 and January 3,
  1998......................................................     20
Consolidated Statements of Cash Flows for the fiscal years
  ended January 1, 2000, January 2, 1999 and January 3,
  1998......................................................     21
Consolidated Statements of Changes in Common Stockholder's
  Equity for the fiscal years ended January 1, 2000, January
  2, 1999 and January 3, 1998...............................     22
Notes to Consolidated Financial Statements..................     23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of The William Carter Company:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in common stockholder's equity present fairly, in all material respects, the consolidated financial position of The William Carter Company and its subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 24, 2000

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  3,415     $  3,986
  Accounts receivable, net of allowance for doubtful
    accounts of $2,765 in 1999 and $2,500 in 1998...........     34,405       34,834
  Inventories...............................................     79,636      101,408
  Prepaid expenses and other current assets.................      3,863        3,433
  Assets held for sale......................................      1,000           --
  Deferred income taxes.....................................     10,276       11,725
                                                               --------     --------
    Total current assets....................................    132,595      155,386
Property, plant and equipment, net..........................     51,776       59,674
Assets held for sale........................................        950           --
Tradename, net..............................................     92,083       94,583
Cost in excess of fair value of net assets acquired, net....     27,457       30,191
Deferred debt issuance costs, net...........................      5,514        6,850
Other assets................................................      2,758        2,544
                                                               --------     --------
    Total assets............................................   $313,133     $349,228
                                                               ========     ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt......................   $    900     $    900
  Accounts payable..........................................     19,532       18,887
  Other current liabilities.................................     30,655       36,119
                                                               --------     --------
    Total current liabilities...............................     51,087       55,906
Long-term debt..............................................    141,400      166,700
Deferred income taxes.......................................     36,564       39,632
Other long-term liabilities.................................     11,565        9,569
                                                               --------     --------
    Total liabilities.......................................    240,616      271,807
                                                               --------     --------
Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares
  authorized, issued and outstanding........................     18,902       18,682
                                                               --------     --------
Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares
    authorized, issued and outstanding......................         --           --
  Additional paid-in capital................................     53,711       56,811
  (Accumulated deficit) retained earnings...................        (96)       1,928
                                                               --------     --------
  Common stockholder's equity...............................     53,615       58,739
                                                               --------     --------
    Total liabilities and stockholder's equity..............   $313,133     $349,228
                                                               ========     ========

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE      FOR THE      FOR THE
                                                              YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                              JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
Net sales...................................................   $414,596     $408,182     $362,954
Cost of goods sold..........................................    271,844      256,482      227,332
                                                               --------     --------     --------
Gross profit................................................    142,752      151,700      135,622
Selling, general and administrative.........................    120,773      124,278      112,531
Nonrecurring charge.........................................      7,124           --           --
                                                               --------     --------     --------
Operating income............................................     14,855       27,422       23,091
Interest expense............................................     17,748       18,525       17,571
                                                               --------     --------     --------
(Loss) income before income taxes...........................     (2,893)       8,897        5,520
(Benefit from) provision for income taxes...................       (869)       3,616        2,429
                                                               --------     --------     --------
Net (loss) income...........................................     (2,024)       5,281        3,091
Dividend requirements and accretion on redeemable preferred
  stock.....................................................     (2,653)      (2,653)      (2,675)
                                                               --------     --------     --------
Net (loss) income applicable to common stockholder..........   $ (4,677)    $  2,628     $    416
                                                               ========     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE      FOR THE      FOR THE
                                                              YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                              JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
Cash flows from operating activities:
  Net (loss) income.........................................  $  (2,024)   $   5,281     $  3,091
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization...........................     18,191       16,946       15,122
    Writedown and loss on property, plant and equipment and
      other.................................................      7,183          387          153
    Deferred tax (benefit) provision........................     (2,676)       1,040          870
    Effect of changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable............        429       (4,700)     (10,875)
      Decrease (increase) in inventories....................     21,772      (13,769)      (7,047)
      (Increase) decrease in prepaid expenses and other
        assets..............................................     (1,769)         111        2,876
      (Decrease) increase in accounts payable and other
        liabilities.........................................     (2,215)       4,201           62
      Other.................................................         --           --         (163)
                                                              ---------    ---------     --------
        Net cash provided by operating activities...........     38,891        9,497        4,089
                                                              ---------    ---------     --------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment.......        364           31           48
  Capital expenditures......................................    (12,726)     (17,991)     (14,013)
                                                              ---------    ---------     --------
        Net cash used in investing activities...............    (12,362)     (17,960)     (13,965)
                                                              ---------    ---------     --------
Cash flows from financing activities:
  Proceeds from revolving line of credit....................     89,850      114,750      107,000
  Payments of revolving line of credit......................   (114,250)    (103,350)     (94,000)
  Payments of other debt....................................       (900)        (900)        (900)
  Payments of financing costs...............................         --         (217)        (650)
  Borrowings on capital leases..............................        558           --           --
  Payments of capital lease obligation......................       (458)          --           --
  Capital contributions from Holdings.......................         --           60           --
  Payments of preferred stock dividends.....................     (2,433)      (2,433)      (2,447)
  Payments of other dividends to Holdings...................       (507)        (700)      (1,183)
  Other.....................................................      1,040          980        4,354
                                                              ---------    ---------     --------
        Net cash (used in) provided by financing
          activities........................................    (27,100)       8,190       12,174
                                                              ---------    ---------     --------
Net (decrease) increase in cash and cash equivalents........       (571)        (273)       2,298
Cash and cash equivalents at beginning of period............      3,986        4,259        1,961
                                                              ---------    ---------     --------
Cash and cash equivalents at end of period..................  $   3,415    $   3,986     $  4,259
                                                              =========    =========     ========

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                      (ACCUMULATED
                                                                         ADDITIONAL     DEFICIT)
                                                               COMMON     PAID-IN       RETAINED
                                                               STOCK      CAPITAL       EARNINGS
                                                              --------   ----------   ------------
BALANCE AT DECEMBER 28, 1996................................    $ --       $59,566       $(2,078)
Accrued dividends and accretion on redeemable preferred
  stock.....................................................                (1,662)       (1,013)
Other dividends.............................................                (1,183)
Net income..................................................                               3,091
                                                                ----       -------       -------
BALANCE AT JANUARY 3, 1998..................................      --        56,721            --
Capital contributions from Holdings.........................                    90
Accrued dividends and accretion on redeemable preferred
  stock.....................................................                              (2,653)
Other dividends.............................................                                (700)
Net income..................................................                               5,281
                                                                ----       -------       -------
BALANCE AT JANUARY 2, 1999..................................      --        56,811         1,928
Capital contributions from Holdings.........................                    60
Accrued dividends and accretion on redeemable preferred
  stock.....................................................                (2,653)
Other dividends.............................................                  (507)
Net loss....................................................                              (2,024)
                                                                ----       -------       -------
BALANCE AT JANUARY 1, 2000..................................    $ --       $53,711       $   (96)
                                                                ====       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

    The William Carter Company, Inc. (the "Company") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). On October 30, 1996 (the "Acquisition Closing Date"), Holdings, a company organized on behalf of affiliates of INVESTCORP S.A. ("Investcorp"), management and certain other investors, acquired 100% of the previously outstanding common and preferred stock of the Company (the "Acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders for a total financed purchase price of $226.1 million.

    For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Acquisition.

    The Acquisition was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted, at the Acquisition date, to reflect the allocation of the purchase price based on estimated fair values.

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. The Company manufactures its products in its plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products through contractual arrangements throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 146 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies.

RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified for comparative purposes.

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These subsidiaries consist of operations in Costa Rica, the Dominican Republic and Mexico. These operations represented approximately 78%, 59% and 47% of the Company's sewing production for the fiscal years 1999, 1998 and 1997, respectively. Total net assets (primarily property, plant and equipment and inventory) of the international subsidiaries were approximately $15.5 million at January 1, 2000. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

    The Company's fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect the Company's financial position as of January 1, 2000 and January 2, 1999 and results of operations for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998. The fiscal year ended January 1, 2000 (fiscal 1999) contains 52 weeks, January 2, 1999 (fiscal 1998) contains 52 weeks and the fiscal year ended January 3, 1998 (fiscal 1997) contains 53 weeks.

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments that have original maturities of three months or less to be cash equivalents. The Company had cash deposits, in excess of deposit insurance limits, in nine and four banks at January 1, 2000 and January 2, 1999, respectively.

ACCOUNTS RECEIVABLE:

    Approximately 75% of the Company's gross accounts receivable at January 1, 2000 and January 2, 1999 were from its ten largest wholesale customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of gross accounts receivable at January 1, 2000 and January 2, 1999, but not more than 20%. Sales to these customers represent comparable percentages to total wholesale revenues.

INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization which includes the amortization of assets recorded under capital leases. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings--15 to 50 years, and machinery and equipment--3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term.

TRADENAME AND COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:

    Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition over the fair value of the net assets acquired.

    The tradename and goodwill are each being amortized on a straight-line basis over their estimated lives of 40 years. Accumulated amortization of the tradename at January 1, 2000 and January 2, 1999 was $7,917,000 and $5,417,000, respectively. Accumulated amortization of goodwill at January 1, 2000 and January 2, 1999 was $2,739,000 and $1,931,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS:

    The Company reviews long-lived assets, including property, plant and equipment and certain intangibles (tradename and goodwill), for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Intangibles are also reviewed at least annually. Management determines whether there has been a permanent impairment

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2--NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
IMPAIRMENT OF LONG-LIVED ASSETS: (CONTINUED)

on such assets held for use in the business by comparing anticipated undiscounted future cash flows from operating activities involving the asset to the carrying value of the asset. The amount of any resulting impairment will be calculated using the present value of the same cash flows. The factors considered in this assessment would include operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. Long-lived assets to be disposed of are valued at the lower of carrying amount or net realizable value.

DEFERRED DEBT ISSUANCE COSTS:

    Debt issuance costs are deferred and amortized to interest expense using the straight line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,336,000, $1,347,000 and $1,287,000 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS:

    The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,"
("SFAS 123") was adopted in 1996 for disclosure purposes only (see Note 9).

INCOME TAXES:

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("SFAS 109"). In accordance with SFAS 109, the deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in the Company's deferred tax assets and liabilities, and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOWS INFORMATION:

    Interest paid in cash approximated $16,368,000, $17,178,000 and $16,283,000 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Income taxes paid (received) in cash approximated $756,000, $2,345,000 and ($900,000) for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Equipment acquired under capital leases approximated $2,296,000 for the year ended January 1, 2000.

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

NOTE 3--INVENTORIES:

    Inventories consisted of the following ($000):

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
Finished goods..........................................    $57,695     $ 68,236
Work in process.........................................     13,842       21,286
Raw materials and supplies..............................      8,099       11,886
                                                            -------     --------
                                                            $79,636     $101,408
                                                            =======     ========

NOTE 4--PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consisted of the following ($000):

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
Land, buildings and improvement.........................   $ 17,443     $ 15,724
Machinery and equipment.................................     60,778       63,874
Equipment under capital leases..........................      2,854           --
                                                           --------     --------
                                                             81,075       79,598
Accumulated depreciation and amortization...............    (29,299)     (19,924)
                                                           --------     --------
                                                           $ 51,776     $ 59,674
                                                           ========     ========

    Depreciation and amortization expense ($000) was $12,420, $10,940 and $9,023 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT:

    Long-term debt consisted of the following ($000):

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
Senior Credit Facility term loan........................   $ 42,300     $ 43,200
Senior Credit Facility revolving credit.................         --       24,400
10 3/8% Series A Senior Subordinated Notes due 2006.....    100,000      100,000
                                                           --------     --------
                                                            142,300      167,600
Current maturities......................................       (900)        (900)
                                                           --------     --------
                                                           $141,400     $166,700
                                                           ========     ========

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

    In June 1998, Carter's amended its Senior Credit Facility to benefit from favorable changes in the interest rate environment since the Acquisition and to support higher levels of demand for the Company's products than had been anticipated at Acquisition. As amended, the Senior Credit Facility provides for a $65.0 million revolving credit facility which was increased from $50.0 million, to support peak working capital requirements. The revolving credit facility will expire on the earlier of (a) October 31, 2001 or (b) such other date as the revolving credit commitments thereunder shall terminate in accordance with the terms of the Senior Credit Facility. There is no scheduled interim amortization of principal. The facility has a sublimit of $15.0 million for letters of credit, increased from $10.0 million, of which $6.0 million and $6.9 million was used for letters of credit as of January 1, 2000 and January 2, 1999, respectively. A commitment fee of 1/2 of 1% per annum is charged on the unused portion of the revolving credit facility.

    Borrowings under the Senior Credit Facility accrue interest at either the Alternate Base Rate (the "Alternate Base Rate") or an adjusted Eurodollar Rate (the "Eurodollar Rate"), at the option of the Company, plus the applicable interest margin. The Alternate Base Rate at any time is determined to be the highest of (i) the Federal Effective Funds Rate plus 1/2 of 1% per annum;
(ii) the Base CD Rate (as defined in the Credit Agreement) plus 1% per annum; or
(iii) The Chase Manhattan Bank's Prime Rate. The applicable interest margin for loans which accrue interest at the Eurodollar Rate was adjusted from 2.50% to 2.25% per annum for the revolving credit facility and is 1.50% per annum for loans that accrue interest at the Alternate Base Rate. The applicable interest margin with respect to Tranche B term loans was adjusted from 3.00% to 2.50% per annum for loans that accrue interest at the Eurodollar Rate and is 2.00% per annum for loans that accrue interest at the Alternate Base Rate. The amendment provides for additional reductions in the interest margin based on the achievement of certain leverage ratios. The effective interest rate on variable rate Senior Credit Facility borrowings

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT: (CONTINUED)
outstanding at January 1, 2000, January 2, 1999 and January 3, 1998 was 8.7%, 8.0% and 9.1%, respectively. Interest on the Senior Credit Facility is payable quarterly.

    The Senior Credit Facility requires that upon a public offering by the Company, Holdings or any subsidiary of the Company, of its common or other voting stock, 50% of the net proceeds from such offering (only after the redemption, repurchase or cancellation of the Redeemable Preferred Stock and the redemption of up to 35% of the 10 3/8% Senior Subordinated Notes) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Upon the incurrence of any additional indebtedness (other than indebtedness permitted under the Senior Credit Facility), or upon the receipt of proceeds from certain asset sales and exchanges, 100% of the net proceeds from such incurrence, sale or exchange is required to be applied. In addition, the Senior Credit Facility requires that either 75% or 50% (depending on certain circumstances) of Excess Cash Flow (as defined in the Senior Credit Facility) is required to be applied toward the prepayment of indebtedness under the Senior Credit Facility. Such prepayments are required to be so applied first to the prepayment of the term loans and second to reduce permanently the revolving credit commitments. Subject to certain conditions, the Company may, from time to time, make optional prepayments of loans without premium or penalty.

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

    In November 1996, the Company issued 10 3/8% Senior Subordinated Notes. The proceeds from the Notes were used to repay $90.0 million of Acquisition-related financing and $5.0 million of the Senior Credit Facility term loan.

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

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT: (CONTINUED)
    Interest on the Notes is to be paid semi-annually on June 1 and December 1 of each year. The Notes will be redeemable, in whole or in part, at the option of the Company on or after December 1, 2001 at the following redemption prices, plus accrued interest to the date of redemption:

YEAR                                                          REDEMPTION PRICE
----                                                          ----------------
2001........................................................      105.188%
2002........................................................      103.458%
2003........................................................      101.729%
2004 and thereafter.........................................      100.000%

    The Notes are uncollateralized. The Notes contain provisions and covenants, including limitations on other indebtedness, restricted payments and distributions, sales of assets and subsidiary stock, liens and certain other transactions.

    Aggregate minimum scheduled maturities of long-term debt during each of the next five fiscal years subsequent to January 1, 2000 are as follows ($000):
2000--$900; 2001--$5,400; 2002--$13,500; 2003--$22,500 and 2004--$0.

    The fair value of the Company's long-term debt was approximately
$11.0 million lower than and $8.0 million greater than the book value as of January 1, 2000 and January 2, 1999, respectively. The fair values were estimated based on similar issues or on current rates offered to the Company for debt of the same remaining maturities.

NOTE 6--REDEEMABLE PREFERRED STOCK:

    On October 30, 1996, the Company authorized and issued 5,000 shares of Preferred Stock, par value $.01 per share. At January 1, 2000 and January 2, 1999, there were 5,000 shares of Preferred Stock outstanding, all of which were held by Holdings.

    Dividends on the Preferred Stock accrue at a rate of 12% per annum. Dividends are cumulative and are payable when and as declared by the Board of Directors of the Company, out of assets legally available, on May 1 and November 1 of each year. To the extent that dividends are accrued, but have not been declared and paid, such undeclared and unpaid dividends will accrue additional dividends from the date upon which such dividends accrued until the date upon which they are paid at the rate of 14% per annum. During fiscal 1999, 1998 and 1997 dividends totaling $2,433,000, $2,433,000 and $2,447,000, respectively, were declared and paid pursuant to these provisions.

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

NOTE 7--COMMON STOCK:

    At January 1, 2000 and January 2, 1999, the authorized Common Stock of the Company consisted of 1,000 shares of Common Stock, par value $.01 per share. At January 1, 2000 and January 2, 1999, there were 1,000 shares of Common Stock issued and outstanding, all of which were held of record by Holdings. All outstanding shares of Common Stock are pledged to collateralize the Company's obligations under the Senior Credit Facility. Pursuant to the restrictions contained in the Senior Credit Facility and the Indenture, the Company is not expected to be able to pay dividends on its Common Stock for the foreseeable future, other than certain limited dividends or winding up of the Company. Each share of Common Stock entitles the holder thereof to one vote on all matters to be voted on by shareholders of the Company. In the event of a liquidation, the holders of the Common Stock are entitled to share in the remaining assets of the Company after payment of all liabilities and after satisfaction of all liquidation preferences payable to the holders of Preferred Stock.

NOTE 8--EMPLOYEE BENEFIT PLANS:

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

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan ($000):

                                                          YEAR ENDED   YEAR ENDED
                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
Benefit Obligation (APBO) at beginning of year..........    $10,589      $ 9,995
Service cost............................................        166          169
Interest cost...........................................        639          649
Plan participants' contributions........................        615          508
Actuarial (gain) loss...................................     (1,216)         375
Benefits paid...........................................     (1,446)      (1,107)
                                                            -------      -------
APBO at end of year.....................................    $ 9,347      $10,589
                                                            =======      =======

    The Company's contribution for these post-retirement benefit obligations was $831,448 in fiscal 1999 and $599,005 in fiscal 1998.

    The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized in the accompanying consolidated balance sheets, as follows ($000):

                                                              AT           AT
                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
Funded status (unfunded APBO)...........................    $9,347       $10,589
Unrecognized net loss from past experience different
  from that assumed and from changes in assumptions.....      (511)       (1,783)
                                                            ------       -------
Accrued benefit cost....................................    $8,836       $ 8,806
                                                            ======       =======

    The discount rates used in determining the APBO as of January 1, 2000 and January 2, 1999 were 7.50% and 6.25%, respectively.

    The components of post-retirement benefit expense charged to operations are as follows ($000):

                                               YEAR ENDED   YEAR ENDED   YEAR ENDED
                                               JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                  2000         1999         1998
                                               ----------   ----------   ----------
Service cost--benefits attributed to service
  during the period..........................     $166         $169         $120
Interest cost on accumulated post-retirement
  benefit obligation.........................      639          649          567
Amortization of net actuarial loss...........       56           34           --
                                                  ----         ----         ----
Total net periodic post-retirement benefit
  cost.......................................     $861         $852         $687
                                                  ====         ====         ====

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The effects on the Company's plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on the Company's future financial results.

    The Company has an obligation under a defined benefit plan covering certain former officers. At January 1, 2000 and January 2, 1999, the present value of the estimated remaining payments under this plan was approximately $1.5 million and $1.6 million, respectively, and is included in other current and long-term liabilities.

    The Company also sponsors a defined contribution plan within the U.S. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 257 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which the Company matches up to 2.5% of the employee contribution, at a rate of 75% on the first 2% and 50% on the second 2%. The Company's expense for the defined contribution plan totaled approximately ($000): $997 for the fiscal year ended January 1, 2000, $906 for the fiscal year ended January 2, 1999 and $785 for the fiscal year ended January 3, 1998.

NOTE 9--MANAGEMENT STOCK INCENTIVE PLAN:

    At the Acquisition, Holdings adopted a Management Stock Incentive Plan (the "Plan") in order to provide incentives to employees and directors of Holdings and the Company by granting them awards tied to Class C stock of Holdings. Options for up to 75,268 shares may be granted to certain employees under the Plan, of which 286 and 4,013 remained ungranted at January 1, 2000 and January 2, 1999, respectively. In October 1996, Holdings granted options to purchase 72,199 shares of its Class C stock to certain employees of the Company. The exercise price of each such option and options granted in fiscal years 1999, 1998 and 1997 is $60.00 per share, which is the same price per share paid by existing holders of Holdings' Class C stock, and which is deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense has been recognized on the options granted. All options granted vest ratably over five years (contingent upon the Company meeting specific earnings targets) and expire in ten years, with weighted average remaining contractual lives of approximately seven years at January 1, 2000.

    A summary of stock options (in number of shares that may be purchased) is presented below:

                                               YEAR ENDED   YEAR ENDED   YEAR ENDED
                                               JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                  2000         1999         1998
                                               ----------   ----------   ----------
Outstanding, beginning of year...............    71,255       67,302       72,199
Granted......................................     5,751        4,976        4,000
Exercised....................................        --           --           --
Forfeited....................................    (2,024)      (1,023)      (8,897)
Expired......................................        --           --           --
                                                 ------       ------       ------
Outstanding, end of year.....................    74,982       71,255       67,302
                                                 ======       ======       ======
Exercisable, end of year.....................    42,889       26,511       13,460
                                                 ======       ======       ======

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--MANAGEMENT STOCK INCENTIVE PLAN: (CONTINUED)
    The fair value of each granted option, at the date of grant, has been estimated to be $19.04 for options granted during 1999, $19.78 for options granted during 1998 and $23.61 for options granted during 1997. The fair value of the options granted was estimated using a minimum value method, at an assumed risk free interest rate of 5.5% for options granted during 1999, 5% for options granted during 1998 and 6.25% for options granted during 1997. The expected life of the options was estimated to be 7.13 years for options granted during 1999, and eight years for 1998 and 1997. No dividends were assumed.

    If the fair value based method required by SFAS 123 had been applied, estimated compensation expense for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 would have been approximately $418,000, $414,000 and $400,000, respectively, resulting in pro forma net (loss) income of approximately $(2,287,000), $5,037,000 and $2,851,000, respectively.

NOTE 10--INCOME TAXES:

    The provision for income taxes consisted of the following ($000):

                                       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                     JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998
                                     ---------------   ---------------   ---------------
Current tax provision:
  Federal..........................      $ 1,239           $1,999            $1,231
  State............................          275              495               278
  Foreign..........................          293               82                50
                                         -------           ------            ------
    Total current provision........        1,807            2,576             1,559
                                         -------           ------            ------
Deferred tax (benefit) provision:
  Federal..........................       (2,372)             926               775
  State............................         (304)             114                95
                                         -------           ------            ------
    Total deferred (benefit)
      provision....................       (2,676)           1,040               870
                                         -------           ------            ------
    Total (benefit) provision......      $  (869)          $3,616            $2,429
                                         =======           ======            ======

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--INCOME TAXES: (CONTINUED)
    Components of deferred tax assets and liabilities were as follows ($000):

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
Deferred tax assets:
  Accounts receivable allowance.........................    $ 1,886      $ 1,754
  Inventory valuation...................................      5,108        4,775
  Liability accruals....................................      3,273        4,995
  Deferred employee benefits............................      4,039        3,848
  Other.................................................        560          737
                                                            -------      -------
    Total deferred tax assets...........................    $14,866      $16,109
                                                            =======      =======
Deferred tax liabilities:
  Tradename.............................................    $34,071      $34,996
  Depreciation..........................................      6,615        8,744
  Deferred employee benefits............................        468          276
                                                            -------      -------
    Total deferred tax liabilities......................    $41,154      $44,016
                                                            =======      =======

    The difference between the Company's effective income tax rate and the federal statutory tax rate is reconciled below:

                                       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                     JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998
                                     ---------------   ---------------   ---------------
Statutory federal income tax
  rate.............................        (34)%             34%               34%
State income taxes, net of Federal
  income tax benefit...............         (1)               5                 5
Goodwill amortization..............          9                3                 6
Other permanent items..............         (6)               1                 1
Foreign income, net of tax.........          2               (2)               (2)
                                           ---               --                --
Total..............................        (30)%             41%               44%
                                           ===               ==                ==

    The portion of income before income taxes attributable to foreign income was approximately $704,000, $735,000 and $437,000 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

NOTE 11--LEASE COMMITMENTS:

    Annual rent expense ($000) under operating leases was $18,108, $16,739 and $15,970 for the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--LEASE COMMITMENTS: (CONTINUED)
    Minimum annual rental commitments under current noncancelable operating leases as of January 1, 2000 were as follows ($000):

                                    BUILDINGS,                         DATA                          TOTAL
                                     PRIMARILY     TRANSPORTATION   PROCESSING   MANUFACTURING   NONCANCELABLE
FISCAL YEAR                        RETAIL STORES     EQUIPMENT      EQUIPMENT      EQUIPMENT        LEASES
-----------                        -------------   --------------   ----------   -------------   -------------
2000.............................     $12,618          $  496         $  808         $  555         $14,477
2001.............................      10,343             444            597            355          11,739
2002.............................       8,192             288            142            254           8,876
2003.............................       5,713              37             --             72           5,822
2004.............................       3,564              11             --              9           3,584
Thereafter.......................       5,299              --             --             --           5,299
                                      -------          ------         ------         ------         -------
Total............................     $45,729          $1,276         $1,547         $1,245         $49,797
                                      =======          ======         ======         ======         =======

    Future annual lease commitments under capital lease obligations are as follows ($000):

FISCAL YEAR
-----------
  2000......................................................   $1,006
  2001......................................................    1,006
  2002......................................................      525
  Thereafter................................................       --
                                                               ------
  Total minimum obligations.................................    2,537
  Interest..................................................     (141)
                                                               ------
  Present value of net minimum obligations..................    2,396
  Current portion included in other current liabilities.....     (919)
                                                               ------
  Long-term obligations, included in other long-term
    liabilities at January 1, 2000..........................   $1,477
                                                               ======

NOTE 12--CONTINGENCIES:

    The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. The Company is in the process of resolving a potential environmental claim associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. In 1999, the Company established a reserve to provide for its share of the total estimated costs required to resolve this matter which are estimated to be less than $1.0 million. However, there can be no assurance that this estimate will prove accurate. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on the Company or its operations.

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--OTHER CURRENT LIABILITIES:

    Other current liabilities consisted of the following ($000):

                                                          JANUARY 1,   JANUARY 2,
                                                             2000         1999
                                                          ----------   ----------
Accrued income taxes....................................    $ 8,528      $ 7,453
Accrued workers compensation............................      2,913        4,157
Accrued health insurance................................      1,907        1,771
Accrued incentive compensation..........................        134        3,593
Other current liabilities...............................     17,173       19,145
                                                            -------      -------
                                                            $30,655      $36,119
                                                            =======      =======

NOTE 14--VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts is as follows
($000):

                                                         ALLOWANCE FOR
                                                           DOUBTFUL      INVENTORY
                                                           ACCOUNTS      VALUATION
                                                         -------------   ---------
Balance, December 28, 1996.............................     $ 2,691       $ 2,504
  Additions, charged to expense........................       1,178         2,254
  Writeoffs............................................      (1,495)       (1,992)
                                                            -------       -------
Balance, January 3, 1998...............................       2,374         2,766
  Additions, charged to expense........................       1,427         2,947
  Writeoffs............................................      (1,301)       (2,595)
                                                            -------       -------
Balance, January 2, 1999...............................       2,500         3,118
  Additions, charged to expense........................       2,435         5,306
  Writeoffs............................................      (2,170)       (3,187)
                                                            -------       -------

Balance, January 1, 2000...............................     $ 2,765       $ 5,237
                                                            =======       =======

NOTE 15--RELATED PARTY TRANSACTIONS:

    In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with Investcorp International, Inc. ("International") pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company prepaid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms.

    In January 2000, a loan to an officer in the amount of $4.3 million was issued, the proceeds of which were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RELATED PARTY TRANSACTIONS: (CONTINUED) repaid. The loan is collateralized by the officer's stock of Holdings and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

    The Company paid dividends on its common stock held by its parent, Holdings, in the amounts of approximately $507,000, $700,000 and $1,183,000 for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Proceeds from these dividends were used by Holdings to repurchase shares of Holdings' stock owned by certain former employees of the Company in the amount of $507,000, $320,000 and $1,183,000 for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. In the fiscal year ended January 2, 1999, proceeds were also used by Holdings to pay $380,000 of debt issuance costs in connection with the filing of a Registration Statement on Form S-4, for Holdings' $20.0 million of 12% Senior Subordinated Notes due 2008.

    In addition during fiscal 1999 and 1998, Holdings made $60,000 and $90,000, respectively, in capital contributions to the Company in connection with the issuance of shares of Holdings' stock to certain employees of the Company. The $60,000 1999 transaction and $30,000 of the 1998 transaction involved no cash proceeds, and the Company recognized these amounts as compensation expense.

NOTE 16--SEGMENT INFORMATION:

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

    The Retail segment consists of the Company's retail outlet stores which numbered 146, 144 and 138 at January 1, 2000, January 2, 1999 and January 3, 1998, respectively. The financial results of the Retail segment shown in the accompanying table reflect revenue from the outlet stores, the cost of merchandise sold including point-of-sale markdowns, store operating costs and retail management expenses. Product costs reported by the Retail segment are determined based on the Company's standard cost system. Although the standard costs are the same as those used for the Company's Wholesale and Other segment, the Retail segment's product costs do not reflect any manufacturing variances from standard costs; such variances represent the difference between standard costs of production and actual costs. Accordingly, Retail results do not reflect the actual costs and related margins resulting from its operations.

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SEGMENT INFORMATION: (CONTINUED)
    Retail results do not include allocations of various costs incurred to support Retail operations such as merchandising and product development costs, obsolescence, marketing, advertising, distribution or corporate expenses such as information technology, finance, executive management or corporate occupancy costs. Retail financial results, therefore, are not reflective of the actual results which would be derived if such allocations were made. The Wholesale and Other segment includes all other revenue and expenses of the Company not directly related to the Retail segment.

    The table below presents certain segment information for the periods indicated ($000):

                                                           WHOLESALE
                                                 RETAIL    AND OTHER    TOTAL
                                                --------   ---------   --------
Year ended January 1, 2000:
  Sales.......................................  $183,312   $231,284    $414,596
  EBITDA......................................  $ 39,966   $ (1,132)   $ 38,834
Year ended January 2, 1999:
  Sales.......................................  $171,696   $236,486    $408,182
  EBITDA......................................  $ 37,965   $  5,056    $ 43,021
Year ended January 3, 1998:
  Sales.......................................  $143,419   $219,535    $362,954
  EBITDA......................................  $ 27,299   $  9,627    $ 36,926

    A reconciliation of total segment EBITDA to total consolidated (loss) income before income taxes is presented below ($000):

                                       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                     JANUARY 1, 2000   JANUARY 2, 1999   JANUARY 3, 1998
                                     ---------------   ---------------   ---------------
Total EBITDA for reportable
  segments.........................     $ 38,834          $ 43,021          $ 36,926
Depreciation and amortization
  expense..........................      (16,855)          (15,599)          (13,835)
Interest expense...................      (17,748)          (18,525)          (17,571)
Nonrecurring charge................       (7,124)               --                --
                                        --------          --------          --------
Consolidated (loss) income before
  income taxes.....................     $ (2,893)         $  8,897          $  5,520
                                        ========          ========          ========

    The table below represents inventory by segment at ($000):

                                                JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                   2000         1999         1998
                                                ----------   ----------   ----------
Wholesale and Other...........................    $58,269     $ 81,817      $73,097
Retail........................................     21,367       19,591       14,542
                                                  -------     --------      -------
                                                  $79,636     $101,408      $87,639
                                                  =======     ========      =======

    Wholesale and Other inventories include inventory produced and warehoused for the Retail segment.

                           THE WILLIAM CARTER COMPANY

              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SEGMENT INFORMATION: (CONTINUED)
    The following represents property, plant and equipment, net, by geographic area as of ($000):

                                                JANUARY 1,   JANUARY 2,   JANUARY 3,
                                                   2000         1999         1998
                                                ----------   ----------   ----------
United States.................................    $41,417      $49,178      $45,836
International.................................     10,359       10,496        7,175
                                                  -------      -------      -------
                                                  $51,776      $59,674      $53,011
                                                  =======      =======      =======

    The Company's international operations consist primarily of sewing facilities and, accordingly, no revenues are recorded at these locations.

NOTE 17--TEXTILE PLANT PHASE-DOWN

    Historically, the Company met most of its fabric requirements through its textile operations located in Barnesville, Georgia.

    During 1999, the Company developed a plan to take advantage of alternative fabric sourcing opportunities and, in the third quarter of 1999, began to phase-down production in its textile operations. All textile processes, with the exception of printing, were discontinued by the end of fiscal 1999. The Company has negotiated supply arrangements with its fabric vendors.

    Financial results for 1999 include a nonrecurring charge of $6,865,000 representing the impairment adjustment required to reduce the carrying value of land, buildings and equipment associated with the textile facility in Barnesville, GA to their estimated net realization value of $1,950,000. These assets are presented as assets held for sale on the accompanying January 1, 2000 balance sheet. It is estimated that approximately $1,000,000 of equipment will be sold during the current year with the remaining $950,000 of land, buildings and equipment sold in future years.

    During 1999, the Company also closed three domestic sew plants. The net loss on property, plant and equipment related to the closures totaled $259,000 and is included in the 1999 nonrecurring charge.

ITEM 9. CHANGE IN ACCOUNTANTS

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age, and position of each of the directors and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of shareholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors.

NAME                                                       AGE                            POSITIONS
-----------------------------------------------------  -----------  -----------------------------------------------------
Frederick J. Rowan, II...............................          60   Chairman of the Board of Directors, President and
                                                                      Chief Executive Officer.
Joseph Pacifico......................................          50   President-Marketing.
Charles E. Whetzel, Jr...............................          49   Executive Vice President-Manufacturing.
David A. Brown.......................................          42   Executive Vice President-Business Planning &
                                                                      Administration and Director.
Michael D. Casey.....................................          39   Senior Vice President and Chief Financial Officer.
Christopher J. O'Brien...............................          41   Director.
Charles J. Philippin.................................          49   Director.
Christopher J. Stadler...............................          35   Director.

    FREDERICK J. ROWAN, II joined the Company in 1992 as President and Chief Executive Officer and became Chairman of the Board of Directors of the Company in October 1996. Prior to joining the Company, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 35 years, has been in senior executive positions for nearly 23 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

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

    DAVID A. BROWN joined the Company in 1992 as Senior Vice President--Business Planning and Administration and became a Director of the Company in October 1996. In 1997, Mr. Brown was named Executive Vice President--Business Planning and Administration. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President-Human Resources for both the H.D. Lee

Company and Bassett-Walker, Inc. Mr. Brown also held personnel focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

    MICHAEL D. CASEY joined the Company in 1993 as Vice President--Finance and was named Senior Vice President--Finance in 1997. In 1998, Mr. Casey was named Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Casey was a Senior Manager with Price Waterhouse LLP.

    CHRISTOPHER J. O'BRIEN became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since December 1993. Prior to joining Investcorp, Mr. O'Brien was a Managing Director of Mancuso & Company for four years.
Mr. O'Brien is a Director of CSK Auto Corporation, Harborside Healthcare, Inc., NationsRent, Independent Wireless One and Synthetic Industries (SIND
Holdings, Inc.).

    CHARLES J. PHILIPPIN became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a Partner at Coopers & Lybrand L.L.P. Mr. Philippin is a Director of Carvel Holdings, Werner Holding Co. Inc., CSK Auto Corporation, Harborside Healthcare, Inc., Stratus Computer Inc., Burnham, NationsRent and Saks, Incorporated.

    CHRISTOPHER J. STADLER became a Director of the Company in October 1996. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a Managing Director with BT Securities Corporation from prior to June 1993 through April 1995, a Managing Director with the Davis Companies from April 1995 through September 1995 and a Managing Director with CS First Boston Corporation from September 1995 through April 1996. Mr. Stadler is a Director of Werner Holding Co. Inc., CSK Auto Corporation, Stratus Computer, Inc. and Independent Wireless One.

DIRECTOR COMPENSATION

    The Company pays no additional remuneration to its employees or to executives of Investcorp for serving as directors. There are no family relationships among any of the directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all cash compensation earned in fiscal 1999 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements".

                           SUMMARY COMPENSATION TABLE

                                                                                                   OTHER ANNUAL
NAME AND PRINCIPAL POSITION                                                            SALARY    COMPENSATION (a)
-----------------------------------------------------------------------------------  ----------  ----------------
Frederick J. Rowan, II.............................................................
  Chairman of the Board of Directors, President and Chief Executive Officer          $  595,833     $  442,290
Joseph Pacifico....................................................................
  President--Marketing                                                               $  387,500     $  197,399
Charles E. Whetzel, Jr.............................................................
  Executive Vice President--Manufacturing                                            $  260,417     $  110,238
David A. Brown.....................................................................
  Executive Vice President-Business Planning & Administration and Director           $  260,417     $   75,372
Michael D. Casey...................................................................
  Senior Vice President and Chief Financial Officer                                  $  208,333     $  115,471

------------------------

(a) There were no bonuses earned in 1999. Other annual compensation includes supplemental retirement plan benefits, automobile allowances, insurance premiums and medical cost reimbursement. Other compensation for Mr. Casey includes relocation assistance.

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

    In connection with the Acquisition, Holdings granted options to purchase up to 72,199 shares of its Class C Stock to certain members of the Company's senior management, other officers and employees of the Company. As of January 1, 2000, options to purchase up to 74,982 shares of Class C stock were outstanding. The exercise price of each such option is $60.00 per share, which is the same price per share paid by existing holders of Class C Stock of Holdings to acquire such Class C Stock. The exercise price of each option granted in the future will be equal to the fair market value of Holdings' Class C Stock at the time of the grant. Each option will be subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the tenth anniversary of the date of grant and will expire 30 days thereafter if not exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the Company's issued and outstanding capital stock is owned by Holdings. At the Acquisition, there were 151,049 shares of Holdings' Class C Stock issued to members of the Company's management. As of January 1, 2000, members of the Company's management owned 120,037 shares of Class C Stock of Holdings. This stock has no voting rights except in certain limited circumstances. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each director of the Company, each of the executive officers of the Company, the directors and executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

                             CLASS D VOTING STOCK:

                                                                           NUMBER OF   Percent of
NAME                                                                      SHARES (a)    Class (a)
------------------------------------------------------------------------  -----------  -----------
INVESTCORP S.A.(b)(c)...................................................       5,000        100.0%
SIPCO Limited(d)........................................................       5,000        100.0
CIP Limited(e)(f).......................................................       4,600         92.0
Ballet Limited(e)(f)....................................................         460          9.2
Denary Limited(e)(f)....................................................         460          9.2
Gleam Limited(e)(f).....................................................         460          9.2
Highlands Limited(e)(f).................................................         460          9.2
Noble Limited(e)(f).....................................................         460          9.2
Outrigger Limited(e)(f).................................................         460          9.2
Quill Limited(e)(f).....................................................         460          9.2
Radial Limited(e)(f)....................................................         460          9.2
Shoreline Limited(e)(f).................................................         460          9.2
Zinnia Limited(e)(f)....................................................         460          9.2
INVESTCORP Investment Equity Limited(c).................................         400          8.0

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

                           CLASS C NON-VOTING STOCK:

                                                                             NUMBER OF     Percent
NAME                                                                        SHARES (a)    of Class
--------------------------------------------------------------------------  -----------  -----------
Frederick J. Rowan, II....................................................      56,649         23.4%
Joseph Pacifico...........................................................      15,051          6.2%
Charles E. Whetzel, Jr....................................................      15,051          6.2%
David A. Brown............................................................      15,051          6.2%
Michael D. Casey..........................................................       2,289          0.9%
                                                                             ---------    ---------
All directors and executive officers of the Company as a group (8
  persons)................................................................     104,091         42.9%
                                                                             =========    =========

------------------------

(a) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, or the sole or shared power to dispose of, or direct the disposition of, a security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the closing of the Acquisition, the Company entered into an agreement for management advisory and consulting services with Investcorp International, Inc. ("International") pursuant to which the Company agreed to pay International $1.35 million per annum for a five-year term. At the closing of the Acquisition, the Company paid International $4.05 million for the first three years of the term of the Management Agreement in accordance with its terms. Upon the Acquisition, the Company was required to pay an aggregate amount of approximately $11.3 million to certain members of management, including payments under the Management Equity Participation Plan and the Long Term Incentive Plan.

    In January 2000, a loan to an officer in the amount of $4.3 million was issued, the proceeds of which were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan is collateralized by the officer's stock of Holdings and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Morrow, Georgia on March 27, 2000.

                                                       THE WILLIAM CARTER COMPANY

                                                       By:          /s/ FREDERICK J. ROWAN, II
                                                            -----------------------------------------
                                                                      Frederick J. Rowan, II
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                        NAME                                               TITLE
                        ----                                               -----
             /s/ FREDERICK J. ROWAN, II                Chairman of the Board of Directors, President
     -------------------------------------------         and Chief Executive Officer (Principal
               Frederick J. Rowan, II                    Executive Officer)

                 /s/ DAVID A. BROWN                    Executive Vice President-Business Planning &
     -------------------------------------------         Administration and Director
                   David A. Brown

                /s/ MICHAEL D. CASEY                   Senior Vice President and Chief Financial
     -------------------------------------------         Officer
                  Michael D. Casey

             /s/ CHRISTOPHER J. O'BRIEN                Director
     -------------------------------------------
               Christopher J. O'Brien

              /s/ CHARLES J. PHILIPPIN                 Director
     -------------------------------------------
                Charles J. Philippin

             /s/ CHRISTOPHER J. STADLER                Director
     -------------------------------------------
               Christopher J. Stadler

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

       1.  Financial Statements: included in Item 8.

               Report of Independent Accountants

               Consolidated Balance Sheets at January 1, 2000 and January 2,
               1999

               Consolidated Statements of Operations for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

               Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

               Consolidated Statements of Changes in Common Stockholder's Equity for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998

               Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules: None

       3.  Exhibits:

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
2                       Agreement of Merger dated September 18, 1996 between TWCC
                        Acquisition Corp.]and the Company, incorporated herein by
                        reference to Exhibit 2 to the Company's Registration
                        Statement on Form S-4.

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

3.4 Certificate of Designation relating to the Preferred Stock of the Company dated October 30, 1996 (included in
                        Exhibit 3.2).

4.1                     Indenture dated as on March 25, 1997 between the Company and
                        State Street Bank and Trust Company, as Trustee,
                        incorporated herein by reference to Exhibit 4.1 to the
                        Company's Registration Statement on Form S-4.

4.2                     Exchange and Registration Rights Agreement dated March 25,
                        1997 between the Company and BT Securities Corporation,
                        Bankers Trust International plc, Chase Securities Inc. and
                        Goldman, Sachs & Co., incorporated herein by reference to
                        Exhibit 4.2 to the Company's Registration Statement on
                        Form S-4.

10.1                    Employment Agreement between the Company and Frederick J.
                        Rowan, II, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4.

10.2                    Employment Agreement between the Company and Joseph
                        Pacifico, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4.

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBITS
-------                                   -----------------------
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

10.8                    Amendment to Employment Agreement between the Company and
                        Michael D. Casey incorporated herein by reference to
                        Exhibit 10.8 to the Company's 1998 Annual Report on
                        Form 10-K.

10.9 Promissory Note dated January 1, 2000 between the Company and Frederick J. Rowan, II.

10.10                   Stock Pledge Agreement dated January 1, 2000 between the
                        Company and Frederick J. Rowan, II.

10.11                   Receipt and Promissory Note Termination Agreement dated
                        January 1, 2000 between the Company and Frederick J.
                        Rowan, II.

21                      Subsidiaries of the Company incorporated herein by reference to Exhibit 21 filed with Carter Holdings, Inc.'s
                        Registration Statement Form S-4.

27                      Financial Data Schedule.