Form 10-Q
period 2000-04-01
CARTER WILLIAM CO /GA/
filed 2000-05-16
CIK 795363

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                             ENDED APRIL 1, 2000 OR

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


                         1590 ADAMSON PARKWAY, SUITE 400
                              MORROW, GEORGIA 30260
                    -----------------------------------------
          (Address of principal executive offices, including zip code)

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

   As of May 16, 2000, there were 1,000 shares of Common Stock outstanding.



==============================================================================

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.     Financial Information

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of
            April 1, 2000 (unaudited) and January 1, 2000...................  3

            Unaudited Condensed Consolidated Statements of Operations for
            the three-month periods ended April 1, 2000 and April 3, 1999...  4

            Unaudited Condensed Consolidated Statements of Cash Flows for
            the three-month periods ended April 1, 2000 and April 3, 1999...  5

            Notes to Condensed Consolidated Financial Statements
            (unaudited).....................................................  6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  9


PART II.    Other Information............................................... 12

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)



                                                                             APRIL 1,     JANUARY 1,
                                                                               2000          2000
                                                                             --------     ---------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................     $   7,296     $   3,415
  Accounts receivable, net ............................................        31,117        34,405
  Inventories .........................................................        80,801        79,636
  Prepaid expenses and other current assets ...........................         3,978         3,863
  Assets held for sale ................................................           647         1,000
  Deferred income taxes ...............................................         9,298        10,276
                                                                            ---------     ---------

    Total current assets ..............................................       133,137       132,595
Property, plant and equipment, net ....................................        49,096        51,776
Assets held for sale ..................................................           950           950
Tradename, net ........................................................        91,458        92,083
Cost in excess of fair value of net assets acquired, net ..............        27,255        27,457
Deferred debt issuance costs, net .....................................         5,169         5,514
Other assets ..........................................................         5,362         2,758
                                                                            ---------     ---------

    Total assets ......................................................     $ 312,427     $ 313,133
                                                                            =========     =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt ................................     $     900     $     900
  Accounts payable ....................................................        20,842        19,532
  Other current liabilities ...........................................        28,148        30,655
                                                                            ---------     ---------

    Total current liabilities .........................................        49,890        51,087
Long-term debt ........................................................       141,400       141,400
Deferred income taxes .................................................        36,375        36,564
Other long-term liabilities ...........................................        11,290        11,565
                                                                            ---------     ---------

    Total liabilities .................................................       238,955       240,616
                                                                            ---------     ---------

Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
  outstanding .........................................................        19,566        18,902
                                                                            ---------     ---------

Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized,
   issued and outstanding .............................................            --            --
  Additional paid-in capital ..........................................        53,711        53,711
  Retained earnings (accumulated deficit) .............................           195           (96)
                                                                            ---------     ---------

    Total common stockholder's equity .................................        53,906        53,615
                                                                            ---------     ---------

    Total liabilities and stockholder's equity ........................     $ 312,427     $ 313,133
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



                                                                      THREE-MONTH PERIOD ENDED
                                                                      ------------------------
                                                                       APRIL 1,       APRIL 3,
                                                                        2000            1999
                                                                       -------        --------

Net sales .......................................................     $ 98,123      $ 86,583
Costs of goods sold .............................................       61,554        56,544
                                                                      --------      --------

Gross profit ....................................................       36,569        30,039
Selling, general and administrative expenses ....................       30,851        28,042
                                                                      --------      --------

Operating income ................................................        5,718         1,997
Interest expense ................................................        4,126         4,567
                                                                      --------      --------

Income (loss) before income taxes ...............................        1,592        (2,570)
Income tax provision (benefit) ..................................          637        (1,054)
                                                                      --------      --------

Net income (loss) ...............................................          955        (1,516)
Dividend requirements and accretion on redeemable preferred stock         (664)         (664)
                                                                      --------      --------

Net income (loss) applicable to common stockholder ..............     $    291      $ (2,180)
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




                                                                                  THREE-MONTH PERIOD ENDED
                                                                                  ------------------------
                                                                                   APRIL 1,       APRIL 3,
                                                                                    2000           1999
                                                                                  --------      ----------
Cash flows from operating activities:
  Net income (loss).............................................................  $    955      $  (1,516)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
   Depreciation and amortization................................................     4,134          4,063
   Amortization of debt issuance costs..........................................       345            346
   Deferred tax provision (benefit).............................................       789           (107)
   Effect of changes in operating assets and liabilities:
   Decrease (increase) in assets:
    Accounts receivable.........................................................     3,288          7,078
    Inventories.................................................................    (1,165)       (12,139)
    Prepaid expenses and other assets...........................................       117         (1,109)
   Increase (decrease) in liabilities:
    Accounts payable and other liabilities......................................     5,291         (2,566)
                                                                                 ---------      ---------

    Net cash provided by (used in) operating activities.........................    13,754         (5,950)
                                                                                  --------      ---------

Cash flows from investing activities:
  Capital expenditures..........................................................      (635)          (733)
  Issuance of loan..............................................................    (4,336)            --
  Proceeds from loan............................................................     1,500             --
  Proceeds from sale of property, plant and equipment...........................         6              8
  Proceeds from assets held for sale............................................       194             --
                                                                                 ---------     ----------

    Net cash used in investing activities.......................................    (3,271)          (725)
                                                                                  --------      ---------

Cash flows from financing activities:
  Proceeds from revolving line of credit........................................    17,050         29,300
  Payments of revolving line of credit..........................................   (17,050)       (22,100)
  Payment on capital lease obligation...........................................      (226)            --
  Dividend to Holdings..........................................................        --           (137)
  Other.........................................................................    (6,376)          (945)
                                                                                 ---------      ---------

    Net cash (used in) provided by financing activities.........................    (6,602)         6,118
                                                                                 ---------      ---------

Net increase (decrease) in cash and cash equivalents............................     3,881           (557)
Cash and cash equivalents, beginning of period..................................     3,415          3,986
                                                                                 ---------      ---------

Cash and cash equivalents, end of period........................................  $  7,296       $  3,429
                                                                                  ========       ========




    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PREPARATION:

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 1, 2000, and the results of its operations and cash flows for the three-month periods ended April 1, 2000 and April 3, 1999. Operating results for the three-months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The accompanying condensed consolidated balance sheet of the Company as of January 1, 2000 has been derived from the audited consolidated financial statements included in the Company's fiscal 1999 Annual Report on Form 10-K.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies followed by the Company are set forth in its Annual Report on Form 10-K in the Notes to the Company's consolidated financial statements for the fiscal year ended January 1, 2000.

NOTE 2 -- THE COMPANY:

   The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products through contractual arrangements throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 146 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 44% of its consolidated net sales in the first quarter of 2000 and approximately 41% in the first quarter of 1999.

NOTE 3 -- INVENTORIES:

   Inventories consisted of the following ($000):


                                              APRIL 1,    JANUARY 1,
                                               2000         2000
                                              --------    ----------

               Finished goods ...........     $57,565     $57,695
               Work in process ..........      15,332      13,842
               Raw materials and supplies       7,904       8,099
                                              -------     -------

               Total ....................     $80,801     $79,636
                                              =======     =======

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 4 -- RELATED PARTY TRANSACTION:

   In January 2000, a loan to an officer in the amount of $4.3 million was issued, a portion of the proceeds of which were used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan has recourse and is collateralized by the officer's stock in Holdings and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

NOTE 5 -- PARENT COMPANY TRANSACTIONS:

   There were no transactions between Carter Holdings, Inc. ("Holdings") and the Company during the quarter ended April 1, 2000. During the quarter ended April 3, 1999, the Company paid dividends to Holdings in the amount of approximately $137,000, the proceeds of which were used by Holdings to repurchase shares of Holdings' stock owned by a former employee of the Company. In addition, during the quarter ended April 3, 1999, Holdings made a $60,000 capital contribution to the Company in connection with the issuance of shares of Holdings' stock to an employee of the Company; such transaction involved no cash proceeds, and the Company recognized $60,000 as compensation expense.

   On April 28, 2000, the Company paid a semi-annual dividend of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company plans to pay a similar dividend on November 1, 2000.

NOTE 6 -- ENVIRONMENTAL MATTERS:

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

NOTE 7--SEGMENT INFORMATION:

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

NOTE 7 -- SEGMENT INFORMATION: (CONTINUED)

   The table below presents certain segment information for the periods indicated ($000):

                                                          WHOLESALE
                                              RETAIL      AND OTHER       TOTAL
                                              ------      ----------      -----

THREE MONTHS ENDED APRIL 1, 2000:
 Sales .................................     $ 42,819     $ 55,304      $ 98,123
 EBITDA ................................     $  9,156     $    696      $  9,852
THREE MONTHS ENDED APRIL 3, 1999:
 Sales .................................     $ 35,207     $ 51,376      $ 86,583
 EBITDA ................................     $  6,221     $   (161)     $  6,060

   A reconciliation of total segment EBITDA to total consolidated income (loss) before income taxes is presented below ($000):

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                         APRIL 1,    APRIL 3,
                                                           2000        1999
                                                         --------    --------

Total EBITDA for reportable segments .............       $ 9,852        $ 6,060
Depreciation and amortization expense ............        (4,134)        (4,063)
Interest expense .................................        (4,126)        (4,567)
                                                         -------        -------
Consolidated income (loss) before income
  taxes ..........................................       $ 1,592        $(2,570)
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

RESULTS OF OPERATIONS

   THREE-MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE-MONTHS ENDED APRIL 3,
1999

   In the first quarter of fiscal 2000, consolidated net sales increased $11.5 million (13.3%) to $98.1 million from $86.6 million in the first quarter of fiscal 1999. The Company's wholesale sales increased $3.9 million (7.6%) to $55.3 million in the first quarter of 2000 from $51.4 million in the first quarter of 1999. The increase in wholesale sales was primarily due to the performance of baby basics and sleepwear products. In the first quarter of 2000, the Company began to realize the benefit from several changes made in 1999 to expand its offshore sourcing capabilities and increase the value of its products to the consumer.

   Included in wholesale sales are off-price sales to the secondary market which decreased $1.8 million (32.5%) to $3.7 million in the first quarter of 2000 from $5.5 million in the first quarter of 1999. Offprice sales were 3.8% of total sales in the first quarter of 2000 compared to 6.4% in the first quarter of 1999.

   The Company's retail store sales were $42.8 million for the first quarter of 2000, which represented an increase of $7.6 million (21.6%) compared to the first quarter of 1999. Comparable store sales increased 16.6% in the first quarter of 2000. Sales in all product categories increased in the first quarter of 2000 including playwear revenue which increased 31.2% compared to 1999. During the first quarter of 2000, the Company opened one and closed one retail outlet store. There were 146 outlet stores operating as of April 1, 2000 compared to 144 as of April 3, 1999. The Company plans to open seven stores and close nine stores in the balance of 2000.

   The Company's gross profit increased $6.5 million (21.7%) to $36.6 million in the first quarter of 2000 from $30.0 million in the first quarter of 1999. Gross profit as a percentage of net sales in the first quarter of 2000 increased to 37.3% from 34.7% in the first quarter of 1999. The increase in gross profit is primarily attributed to the higher volume of wholesale and retail sales, a lower mix of off-price sales and a higher level of product sourced offshore.

   Selling, general and administrative expenses for the first quarter of 2000 increased 10.0% to $30.9 million from $28.0 million in the first quarter of 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 31.4% in the first quarter of 2000 from 32.4% in the first quarter of 1999. The improvement in selling, general and administrative expenses as a percentage of net sales is attributed to the higher level of sales in the first quarter of 2000.

   Operating income for the first quarter of 2000 increased $3.7 million to $5.7 million compared to income of $2.0 million in the first quarter of 1999. This increase reflects the changes in gross profit and selling, general and administration expenses described above.

   Interest expense in the first quarter of 2000 decreased 9.7% to $4.1 million from $4.6 million in the first quarter of 1999. This decrease is attributed to lower average revolver borrowings during the first quarter of 2000. Average revolver borrowings during the first quarter of 2000 were $2.6 million compared to $28.8 million in the first quarter of 1999. At April 1, 2000, outstanding debt aggregated $142.3 million compared to $174.8 million at April 3, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

   The Company recorded an income tax provision of $0.6 million in the first quarter of 2000 compared to an income tax benefit of $1.1 million in the first quarter of 1999. The Company's effective tax rate was approximately 40% during the first quarter of 2000. The effective tax rate in the first quarter of 1999 was 41%.

   As a result of the factors described above, the Company reported net income of approximately $1.0 million in the first quarter of 2000 compared to a net loss of approximately $1.5 million in the first quarter of 1999.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

   The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

   Net accounts receivable at April 1, 2000 were $31.1 million compared to $27.8 million at April 3, 1999. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at April 1, 2000 is not comparable to the net accounts receivable balance at January 1, 2000.

   Inventories at April 1, 2000 were $80.8 million compared to $113.5 million at April 3, 1999. This 29% decrease reflects the management disciplines and measurements implemented in 1999 to rationalize the use of fabrics and to improve manufacturing processes which increased productivity and reduced cycle times. Due to the seasonal nature of the Company's operations, inventories at April 1, 2000 are not comparable to inventories at January 1, 2000.

   The Company invested $0.6 million and $0.7 million in capital expenditures during the first quarter of 2000 and 1999, respectively. The Company plans to invest a total of $20.0 million in capital expenditures in 2000. Areas for investment include fixturing of key customers, information technology and retail outlet store openings and remodeling.

   At April 1, 2000, the Company had $142.3 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes and $42.3 million in term loan borrowings. There were no revolver borrowings under the Senior Credit Facility, exclusive of approximately $9.8 million of outstanding letters of credit. At April 1, 2000, the Company had approximately $55.2 million of financing available under the revolving credit portion of the Senior Credit Facility.

   The Company believes that cash generated from operations, together with availability under the revolving credit portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

   On April 28, 2000, the Company paid a semi-annual dividend of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company plans to pay a similar dividend on November 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

EFFECTS OF INFLATION

   The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

   The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. The Company believes that seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter and promotional retailers' and manufacturers' emphasis on closeouts of prior year's product lines. Accordingly, the results of operations for the three-month period ended April 1, 2000 are not indicative of the results to be expected for the full year.

MARKET RISKS

   In the operation of its business, the Company has market risk exposures to sourcing products internationally, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

   The Company currently sources approximately 90% of its production through its offshore facilities as well as contractors. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries in which the Company's manufacturing facilities are located, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

   The principal raw materials used by the Company are finished fabrics and trim materials. These materials are available from a number of suppliers. Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future.

   The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At April 1, 2000, outstanding debt aggregated $142.3 million, of which $42.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $423,000.

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

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits




EXHIBIT
NUMBER               DESCRIPTION OF EXHIBITS
-------              -----------------------


  *27                Financial Data Schedule.


----------
   * Filed herewith

   (b) Reports on Form 8-K

      No report was filed by the Registrant during the quarter ended April 1, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE WILLIAM CARTER COMPANY



  Date:  May 16, 2000      /s/ FREDERICK J. ROWAN, II
                           --------------------------
                             Frederick J. Rowan, II
                           CHAIRMAN OF THE BOARD OF DIRECTORS,
                          PRESIDENT AND CHIEF EXECUTIVE OFFICER



  Date:  May 16, 2000      /s/ MICHAEL D. CASEY
                           ---------------------
                               Michael D. Casey
                           SENIOR VICE PRESIDENT AND
                            CHIEF FINANCIAL OFFICER