Form 10-Q
period 2000-09-30
CARTER WILLIAM CO /GA/
filed 2000-11-13
CIK 795363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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


                         1590 ADAMSON PARKWAY, SUITE 400
                              MORROW, GEORGIA 30260
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (770) 961-8722
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [ ]

         Applicable only to corporate issuers:

         As of November 13, 2000, there were 1,000 shares of Common Stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I.     Financial Information

    Item 1. Financial Statements

            Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
            and January 1, 2000.......................................................      3

            Unaudited Condensed Consolidated Statements of Operations for the
            three-month periods ended September 30, 2000 and October 2, 1999..........      4

            Unaudited Condensed Consolidated Statements of Operations for the
            nine-month periods ended September 30, 2000 and October 2, 1999 ..........      5

            Unaudited Condensed Consolidated Statements of Cash Flows for the
            nine-month periods ended September 30, 2000 and October 2, 1999...........      6

            Notes to Condensed Consolidated Financial Statements (unaudited)..........      7

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................     10


PART II.    Other Information.........................................................     14

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                         SEPTEMBER 30,   JANUARY 1,
                                                                             2000          2000
                                                                         -------------   ----------
ASSETS
Current assets:
 Cash and cash equivalents ...........................................     $   6,025     $   3,415
 Accounts receivable, net ............................................        41,301        34,405
 Inventories .........................................................       100,048        79,636
 Prepaid expenses and other current assets ...........................         4,181         3,863
 Assets held for sale ................................................           422         1,000
 Deferred income taxes ...............................................        10,905        10,276
                                                                           ---------     ---------

   Total current assets ..............................................       162,882       132,595
Property, plant and equipment, net ...................................        47,938        51,776
Assets held for sale .................................................           950           950
Tradename, net .......................................................        90,208        92,083
Cost in excess of fair value of net assets acquired, net .............        26,881        27,457
Deferred debt issuance costs, net ....................................         4,479         5,514
Other assets .........................................................         5,581         2,758
                                                                           ---------     ---------

   Total assets ......................................................     $ 338,919     $ 313,133
                                                                           =========     =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Current maturities of long-term debt ................................     $   3,150     $     900
 Accounts payable ....................................................        22,873        19,532
 Other current liabilities ...........................................        46,771        30,655
                                                                           ---------     ---------

   Total current liabilities .........................................        72,794        51,087
Long-term debt .......................................................       138,700       141,400
Deferred income taxes ................................................        35,995        36,564
Other long-term liabilities ..........................................        10,806        11,565
                                                                           ---------     ---------

   Total liabilities .................................................       258,295       240,616
                                                                           ---------     ---------

Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
 outstanding .........................................................        19,679        18,902
                                                                           ---------     ---------

Common stockholder's equity:
 Common stock, par value $.01 per share, 1,000 shares authorized,
  issued and outstanding .............................................            --            --
 Additional paid-in capital ..........................................        53,711        53,711
 Retained earnings (accumulated deficit) .............................         7,234           (96)
                                                                           ---------     ---------

   Total common stockholder's equity .................................        60,945        53,615
                                                                           ---------     ---------

   Total liabilities and stockholder's equity ........................     $ 338,919     $ 313,133
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



                                                                           THREE-MONTH PERIODS ENDED
                                                                         ----------------------------
                                                                          SEPTEMBER 30,     OCTOBER 2,
                                                                             2000             1999
                                                                         -------------     ----------
Net sales ..............................................................    $ 145,457      $ 124,678
Cost of goods sold .....................................................       89,085         80,536
                                                                            ---------      ---------

Gross profit ...........................................................       56,372         44,142
Selling, general and administrative expenses ...........................       38,515         33,945
                                                                            ---------      ---------

Operating income .......................................................       17,857         10,197
Interest expense .......................................................        4,417          4,600
                                                                            ---------      ---------

Income before income taxes .............................................       13,440          5,597
Provision for income taxes .............................................        5,382          2,293
                                                                            ---------      ---------

Net income .............................................................        8,058          3,304
Dividend requirements and accretion on redeemable preferred stock ......         (663)          (664)
                                                                            ---------      ---------

Net income applicable to common stockholder ............................    $   7,395      $   2,640
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



                                                                          NINE-MONTH PERIODS ENDED
                                                                        ---------------------------
                                                                        SEPTEMBER 30,    OCTOBER 2,
                                                                            2000            1999
                                                                        -------------    ----------
Net sales ............................................................     $ 340,650      $ 302,431
Cost of goods sold ...................................................       211,459        197,705
                                                                           ---------      ---------

Gross profit .........................................................       129,191        104,726
Selling, general and administrative expenses .........................       101,324         89,647
                                                                           ---------      ---------

Operating income .....................................................        27,867         15,079
Interest expense .....................................................        12,336         13,800
                                                                           ---------      ---------

Income before income taxes ...........................................        15,531          1,279
Provision for income taxes ...........................................         6,211            524
                                                                           ---------      ---------

Net income ...........................................................         9,320            755
Dividend requirements and accretion on redeemable preferred stock.....        (1,990)        (1,991)
                                                                           ---------      ---------

Net income (loss) applicable to common stockholder ...................     $   7,330      $  (1,236)
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


                                                                  NINE-MONTH PERIODS ENDED
                                                                  ------------------------
                                                                 SEPTEMBER 30,    OCTOBER 2,
                                                                     2000           1999
                                                                 -------------    ----------
Cash flows from operating activities:
 Net income .................................................     $  9,320      $    755
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization .............................       12,382        12,901
  Amortization of debt issuance costs .......................        1,035           997
  Deferred tax benefit ......................................       (1,198)         (225)
  Effect of changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable ......................................       (6,896)       (1,664)
   Inventories ..............................................      (20,412)        8,390
   Prepaid expenses and other assets ........................         (305)       (1,407)
  Increase in liabilities:
   Accounts payable and other liabilities ...................       19,541         3,502
                                                                  --------      --------
   Net cash provided by operating activities ................       13,467        23,249
                                                                  --------      --------
Cash flows from investing activities:
 Capital expenditures .......................................       (6,178)       (8,090)
 Proceeds from sale of property, plant and equipment ........           78           275
 Proceeds from assets held for sale .........................          524            --
 Issuance of loan............................................       (4,336)           --
 Proceeds from loan .........................................        1,500            --
                                                                  --------      --------
   Net cash used in investing activities ....................       (8,412)       (7,815)
                                                                  --------      --------
Cash flows from financing activities:
 Proceeds from revolving line of credit .....................       62,900        73,150
 Payments of revolving line of credit .......................      (62,900)      (86,350)
 Payment of term loan .......................................         (450)         (450)
 Payment on capital lease obligation ........................         (767)         (225)
 Dividend to Holdings .......................................           --          (460)
 Preferred stock dividend ...................................       (1,213)       (1,207)
 Other ......................................................          (15)        1,035
                                                                  --------      --------
   Net cash used in financing activities ....................       (2,445)      (14,507)
                                                                  --------      --------
Net increase in cash and cash equivalents ...................        2,610           927
Cash and cash equivalents, beginning of period ..............        3,415         3,986
                                                                  --------      --------

Cash and cash equivalents, end of period ....................     $  6,025      $  4,913
                                                                  ========      ========




    See accompanying notes to the unaudited condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PREPARATION:

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999 and cash flows for the nine-month periods ended September 30, 2000 and October 2, 1999. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. The accompanying condensed consolidated balance sheet of the Company as of January 1, 2000 has been derived from the audited consolidated financial statements included in the Company's fiscal 1999 Annual Report on Form 10-K.

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

NOTE 2 -- THE COMPANY:

   The Company is a manufacturer and marketer of premier branded childrenswear under the CARTER'S and CARTER'S CLASSICS labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products from several manufacturers throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 148 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail sales were approximately 45% of its consolidated net sales in the third quarter of 2000 compared to 44% in the third quarter of 1999. Retail sales were approximately 45% and 43% of consolidated net sales in the first nine months of 2000 and 1999, respectively.

NOTE 3 -- INVENTORIES:

   Inventories consisted of the following ($000):

                             SEPTEMBER 30,     JANUARY 1,
                                 2000             2000
                             ------------      ----------
Finished goods ...........     $ 71,043         $ 57,695
Work in process ..........       21,860           13,842
Raw materials and supplies        7,145            8,099
                               --------         --------

Total ....................     $100,048         $ 79,636
                               ========         ========


                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 4 -- RELATED PARTY TRANSACTIONS:

   In January 2000, a loan to an officer in the amount of $4.3 million was issued. A portion of the proceeds was used by the officer to repay a previous loan from the Company in the amount of $1.5 million. The $1.5 million loan was scheduled to be repaid in October 2001. The January 2000 loan is payable in annual installments of $600,000 commencing on March 31, 2002, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon have been repaid. The loan has recourse and is collateralized by the officer's stock in Carter Holdings, Inc. ("Holdings") and bears interest at the average rate paid by the Company under the revolving portion of its senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

NOTE 5 -- PARENT COMPANY TRANSACTIONS:

   During the three and nine-month periods ended October 2, 1999, the Company paid dividends to Holdings in the amount of approximately $90,000 and $460,000, respectively. The proceeds of such dividends were used by Holdings to repurchase shares of Holdings' stock owned by former employees of the Company. In addition, during the nine-month period ended October 2, 1999, Holdings made a $60,000 capital contribution to the Company in connection with the issuance of shares of Holdings' stock to an employee of the Company; such transaction involved no cash proceeds and the Company recognized $60,000 as compensation expense. There were no such transactions during the three and nine-month periods ended September 30, 2000.

   On April 28, 2000 and October 31, 2000, the Company paid semi-annual dividends of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company paid similar dividends in 1999.

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

   The table below presents certain segment information for the periods indicated ($000):

                                                         WHOLESALE
                                            RETAIL       AND OTHER        TOTAL
                                            ------       ---------        -----
THREE-MONTHS ENDED SEPTEMBER 30, 2000:
 Sales ...............................     $  65,153     $  80,304      $ 145,457
 EBITDA ..............................     $  19,809     $   2,328      $  22,137
THREE-MONTHS ENDED OCTOBER 2, 1999:
 Sales ...............................     $  54,691     $  69,987      $ 124,678
 EBITDA ..............................     $  13,864     $     763      $  14,627

NINE-MONTHS ENDED SEPTEMBER 30, 2000:
 Sales ...............................     $ 153,527     $ 187,123      $ 340,650
 EBITDA ..............................     $  39,766     $     483      $  40,249
NINE-MONTHS ENDED OCTOBER 2, 1999:
 Sales ...............................     $ 128,719     $ 173,712      $ 302,431
 EBITDA ..............................     $  28,481     $    (501)     $  27,980


   "Wholesale and Other" EBITDA for the three and nine-month periods ended September 30, 2000 reflect increases in brand marketing, incentive compensation and certain variable costs (i.e. distribution costs) necessary to support higher levels of revenue, including Retail revenue.

   A reconciliation of total segment EBITDA to total consolidated income before income taxes is presented below ($000):

                                              THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                              ------------------           -----------------
                                              SEPT  30,     OCT 2,       SEPT  30,     OCT 2,
                                                2000         1999          2000         1999
                                                ----         ----          ----         ----
Total EBITDA for reportable segments ..     $ 22,137      $ 14,627       $ 40,249     $ 27,980
Depreciation and amortization expense .       (4,280)       (4,430)       (12,382)     (12,901)
Interest expense ......................       (4,417)       (4,600)       (12,336)     (13,800)
                                            --------      --------       --------     --------
Consolidated income before income taxes     $ 13,440      $  5,597       $ 15,531     $  1,279
                                            ========      =======+       ========     ========

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


RESULTS OF OPERATIONS

   THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE-MONTH PERIODS ENDED OCTOBER 2, 1999

   In the third quarter of 2000, consolidated net sales increased $20.8 million (16.7%) to $145.5 million from $124.7 million in the third quarter of fiscal 1999. Consolidated net sales for the first nine months of 2000 were $340.7 million, an increase of $38.2 million (12.6%) compared with the first nine months of 1999. Revenues from each of the Company's major product markets (baby, sleepwear and playwear) increased in the third quarter and first nine months of 2000 compared to 1999.

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

   The Company's total wholesale sales increased $10.3 million (14.7%) to $80.3 million in the third quarter of 2000 from $70.0 million in the third quarter of 1999. Total wholesale sales increased $13.4 million (7.7%) to $187.1 million in the first nine months of 2000 from $173.7 million in the first nine months of 1999. The increase in wholesale sales was largely due to the performance of baby and sleepwear product lines.

   Off-price sales decreased $0.6 million (10.4%) to $5.0 million in the third quarter of 2000 from $5.5 million in the third quarter of 1999. Off-price sales were 3.4% of total sales in the third quarter of 2000 compared to 4.4% in the third quarter of 1999. Off-price sales for the first nine months decreased $6.2 million (35.2%) to $11.4 million from $17.6 million in the first nine months of 1999. Such decreases reflect the benefit from inventory management and production disciplines implemented during 1999 which reduced excess inventory levels.

   Retail outlet store sales were $65.2 million in the third quarter of 2000, which represented an increase of $10.5 million (19.1%) compared to the third quarter of 1999. Comparable store sales increased 16.8% in the third quarter of 2000. During the first nine months of 2000, retail store sales increased $24.8 million (19.3%) to $153.5 million from $128.7 million in the first nine months of 1999. Comparable store sales increased 15.3% in the first nine months of 2000. Such increases were primarily attributed to the strong performance of the playwear product line. There were 148 outlet stores operating as of September 30, 2000 compared to 149 as of October 2, 1999. The Company plans to open three stores and close six stores in the last quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)



   The Company's gross profit increased $12.2 million (27.7%) to $56.4 million in the third quarter of 2000 from $44.1 million in the third quarter of 1999. Gross profit as a percentage of net sales in the third quarter of 2000 increased to 38.8% from 35.4% in the third quarter of 1999. In the first nine months of 2000, gross profit increased $24.5 million (23.4%) to $129.2 million compared with the first nine months of 1999. Gross profit as a percentage of net sales in the first nine months of 2000 increased to 37.9% compared to 34.6%. The improvement in gross profit is attributed to a lower mix of off-price sales and the benefit from cost reduction achieved through moving production offshore and increased levels of full package sourcing. In 1999, gross profit for the first nine months was negatively impacted by costs associated with the closure of three sewing facilities in the United States and curtailing production in the Company's textile facility.

   Selling, general and administrative expenses for the third quarter of 2000 increased 13.5% to $38.5 million from $33.9 million in the third quarter of 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 26.5% in the third quarter of 2000 from 27.2% in the third quarter of 1999. In the first nine months of 2000, these expenses increased to $101.3 million (13.0%) from $89.6 million in the first nine months of 1999. As a percentage of net sales, selling, general and administrative expenses increased to 29.7% in the first nine months of 2000 from 29.6% in the first nine months of 1999. The increase in selling, general and administrative expenses includes the variable costs to support higher revenue levels, investments in brand marketing and provisions for incentive compensation based on year to date financial performance.

   Operating income for the third quarter of 2000 increased $7.7 million (75.1%) to $17.9 million compared to $10.2 million in the third quarter of 1999. Operating income in the first nine months of 2000 increased $12.8 million (84.8%) to $27.9 million compared to $15.1 million in the first nine months of 1999. Such increases reflect the net effect of changes in gross profit and selling, general and administrative expenses described above.

   Interest expense in the third quarter of 2000 decreased $0.2 million to $4.4 million (4.0%) from $4.6 million in the third quarter of 1999. This decrease is attributed to lower average revolver borrowings during the third quarter of 2000. Interest expense for the first nine months of 2000 decreased to $12.3 million (10.6%) from $13.8 million in the first nine months of 1999. Average revolver borrowings during the first nine months of 2000 were $6.7 million compared to $32.5 million in the first nine months of 1999. Lower average borrowings are primarily due to inventory management controls implemented in 1999. At September 30, 2000, outstanding debt aggregated $141.9 million compared to $154.0 million at October 2, 1999.

   The Company recorded an income tax provision of $5.4 million in the third quarter of 2000 compared to an income tax provision of $2.3 million in the third quarter of 1999. In the first nine months of 2000, the Company recorded an income tax provision of $6.2 million compared to an income tax provision of $0.5 million for the first nine months of 1999. The Company's effective tax rate was approximately 40% in the first nine months of 2000 and 41% in the first nine months of 1999.

   As a result of the factors described above, the Company reported net income of approximately $8.1 million in the third quarter of 2000 compared to net income of approximately $3.3 million in the third quarter of 1999. Net income in the first nine months of 2000 was approximately $9.3 million compared to net income of approximately $0.8 million in the first nine months of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)



FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

   The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

   Net accounts receivable at September 30, 2000 were $41.3 million compared to $36.5 million at October 2, 1999. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at September 30, 2000 is not comparable to the net accounts receivable balance at January 1, 2000.

   Inventories at September 30, 2000 were $100.0 million compared to $93.0 million at October 2, 1999. Due to the seasonal nature of the Company's operations, inventories at September 30, 2000 are not comparable to inventories at January 1, 2000.

   The Company invested $6.2 million and $8.1 million in capital expenditures during the first nine months of 2000 and 1999, respectively. The Company plans to invest up to $20.0 million in capital expenditures in 2000. Areas for investment include fixturing of wholesale customers, information technology and retail outlet store openings and remodeling.

   At September 30, 2000, the Company had $141.9 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes and $41.9 million in term loan borrowings. There were no revolver borrowings under the Senior Credit Facility at September 30, 2000, exclusive of approximately $8.1 million of outstanding letters of credit. At September 30, 2000, the Company had approximately $56.9 million of financing available under the revolving credit portion of the Senior Credit Facility.

   The Company believes that cash generated from operations, together with availability under the revolving credit portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

   On April 28, 2000 and October 31, 2000, the Company paid semi-annual dividends of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company paid similar dividends in 1999.

EFFECTS OF INFLATION

   The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


SEASONALITY

   The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. Accordingly, the results of operations for the three and nine-month periods ended September 30, 2000 are not indicative of the results to be expected for the full year.

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

   The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At September 30, 2000, outstanding debt aggregated $141.9 million, of which $41.9 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $419,000.

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

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits





 EXHIBIT
 NUMBER               DESCRIPTION OF EXHIBITS
 ------               -----------------------

   *27                Financial Data Schedule.

   ----------------
   * Filed herewith

   (b) Reports on Form 8-K

       No report was filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE WILLIAM CARTER COMPANY



      Date:  November 13, 2000      /s/ FREDERICK J. ROWAN, II
                                     -----------------------

                                        Frederick J. Rowan, II
                                  CHAIRMAN OF THE BOARD OF DIRECTORS,
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER



      Date:  November 13, 2000      /s/ MICHAEL D. CASEY
                                     -----------------------

                                        Michael D. Casey
                                   SENIOR VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER