Form 10-Q
period 2001-03-31
CARTER WILLIAM CO /GA/
filed 2001-05-09
CIK 795363

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 2001 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:

                                    333-22155
                           --------------------------



                           THE WILLIAM CARTER COMPANY
               (Exact name of registrant as specified in charter)


              MASSACHUSETTS                                04-1156680
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)


                         1590 ADAMSON PARKWAY, SUITE 400
                              MORROW, GEORGIA 30260
        ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

     As of May 9, 2001, there were 1,000 shares of Common Stock outstanding.

================================================================================

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.           Financial Information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and December 30, 2000........................................................   3

                  Unaudited Condensed Consolidated Statements of Operations for the
                  three-month periods ended March 31, 2001 and April 1, 2000...................   4

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  three-month periods ended March 31, 2001 and April 1, 2000...................   5

                  Notes to Condensed Consolidated Financial Statements (unaudited).............   6

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................   10


PART II.          Other Information............................................................   13

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                            MARCH 31,  DECEMBER 30,
                                                                              2001         2000
                                                                            --------     --------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................     $  3,699     $  3,697
  Accounts receivable, net ............................................       32,493       33,788
  Inventories .........................................................       94,424       92,435
  Prepaid expenses and other current assets ...........................        4,467        4,971
  Assets held for sale ................................................          346          373
  Deferred income taxes ...............................................        8,204        9,184
                                                                            --------     --------

    Total current assets ..............................................      143,633      144,448
Property, plant and equipment, net ....................................       50,491       54,441
Assets held for sale ..................................................          950          950
Tradename, net ........................................................       88,958       89,583
Cost in excess of fair value of net assets acquired, net ..............       26,414       26,606
Deferred debt issuance costs, net .....................................        3,822        4,167
Other assets ..........................................................        5,905        5,793
                                                                            --------     --------

    Total assets ......................................................     $320,173     $325,988
                                                                            ========     ========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt ................................     $  5,400     $  5,400
  Accounts payable ....................................................       18,789       19,223
  Other current liabilities ...........................................       30,100       35,489
                                                                            --------     --------

    Total current liabilities .........................................       54,289       60,112
Long-term debt ........................................................      136,000      136,000
Deferred income taxes .................................................       34,486       35,125
Other long-term liabilities ...........................................        9,990       10,238
                                                                            --------     --------

    Total liabilities .................................................      234,765      241,475
                                                                            --------     --------

Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
  outstanding .........................................................       19,779       19,116
                                                                            --------     --------

Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized,
   issued and outstanding .............................................           --           --
  Additional paid-in capital ..........................................       53,831       53,771
  Retained earnings ...................................................       11,798       11,626
                                                                            --------     --------

    Total common stockholder's equity .................................       65,629       65,397
                                                                            --------     --------

    Total liabilities and stockholder's equity ........................     $320,173     $325,988
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


                                                                                       THREE-MONTH PERIODS ENDED
                                                                                       -------------------------
                                                                                       MARCH 31,        APRIL 1,
                                                                                         2001            2000
                                                                                       ---------      ---------
Net sales ........................................................................     $ 111,657      $  97,823
Costs of goods sold ..............................................................        71,498         61,468
                                                                                       ---------      ---------

Gross profit .....................................................................        40,159         36,355
Selling, general and administrative expenses .....................................        33,417         30,834
Writedown of long-lived assets (Note 8) ..........................................           742             --
Nonrecurring charge (Note 8) .....................................................           582             --
                                                                                       ---------      ---------

Operating income .................................................................         5,418          5,521
Interest expense, net ............................................................         3,953          4,126
                                                                                       ---------      ---------

Income before income taxes and cumulative effect of change in accounting principle         1,465          1,395
Income tax provision .............................................................           570            562
                                                                                       ---------      ---------

Income before cumulative effect of change in accounting principle ................           895            833
Cumulative effect of change in accounting principle, net of income tax
     benefit of $217 .............................................................            --            354
                                                                                       ---------      ---------
Net income .......................................................................           895            479
Dividend requirements and accretion on redeemable preferred stock ................          (663)          (664)
                                                                                       ---------      ---------

Net income (loss) applicable to common stockholder ...............................     $     232      $    (185)
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


                                                                 THREE-MONTH PERIODS ENDED
                                                                 -------------------------
                                                                  MARCH 31,     APRIL 1,
                                                                    2001          2000
                                                                  --------      --------
Cash flows from operating activities:
  Net income ................................................     $    895      $    479
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ............................        4,656         4,134
   Amortization of debt issuance costs ......................          345           345
   Writedown of long-lived assets ...........................          742            --
   Nonrecurring charge ......................................          582            --
   Deferred tax provision ...................................          341           789
   Effect of changes in operating assets and liabilities:
   Decrease (increase) in assets:
    Accounts receivable .....................................        1,295         5,788
    Inventories .............................................       (1,989)       (2,767)
    Prepaid expenses and other assets .......................          392           117
   (Decrease) increase in liabilities:
    Accounts payable and other liabilities ..................       (4,188)        4,869
                                                                  --------      --------

    Net cash provided by operating activities ...............        3,071        13,754
                                                                  --------      --------

Cash flows from investing activities:
  Capital expenditures ......................................         (650)         (635)
  Issuance of loan ..........................................           --        (4,336)
  Proceeds from loan ........................................           --         1,500
  Proceeds from sale of property, plant and equipment .......           13             6
  Proceeds from assets held for sale ........................           --           194
                                                                  --------      --------

    Net cash used in investing activities ...................         (637)       (3,271)
                                                                  --------      --------

Cash flows from financing activities:
  Proceeds from revolving line of credit ....................       16,150        17,050
  Payments of revolving line of credit ......................      (16,150)      (17,050)
  Payments on capital lease obligation ......................         (318)         (226)
  Payment of other dividend to Holdings .....................          (60)           --
  Other .....................................................       (2,054)       (6,376)
                                                                  --------      --------

    Net cash used in financing activities ...................       (2,432)       (6,602)
                                                                  --------      --------

Net increase in cash and cash equivalents ...................            2         3,881
Cash and cash equivalents, beginning of period ..............        3,697         3,415
                                                                  --------      --------

Cash and cash equivalents, end of period ....................     $  3,699      $  7,296
                                                                  ========      ========

    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- BASIS OF PREPARATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (the "Company") contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and April 1, 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. The accompanying condensed consolidated balance sheet of the Company as of December 30, 2000 has been derived from the audited consolidated financial statements included in the Company's fiscal 2000 Annual Report on Form 10-K.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and the instructions to Form 10-Q. The accounting policies followed by the Company are set forth in its Annual Report on Form 10-K in the Notes to the Company's consolidated financial statements for the fiscal year ended December 30, 2000.

NOTE 2 -- THE COMPANY:

     The Company designs, manufactures, sources and markets premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS, TYKES and BABY TYKES labels. The Company manufactures its products in its plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products through contractual arrangements throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 148 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 42% of its consolidated net sales in the first quarter of 2001 and approximately 44% in the first quarter of 2000.

NOTE 3 -- REVENUE RECOGNITION:

     The SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000 and revised its method of accounting for revenue recognition retroactive to the beginning of fiscal 2000. As previously disclosed in the Company's fiscal 2000 Annual Report on Form 10-K, the Company has presented restated fiscal 2000 first quarter results to reflect this retroactive application.

NOTE 4 -- INVENTORIES:

     Inventories consisted of the following ($000):


                                              MARCH 31,  DECEMBER 30,
                                                2001        2000
                                              -------     -------
               Finished goods ...........     $69,789     $70,713
               Work in process ..........      17,905      14,508
               Raw materials and supplies       6,730       7,214
                                              -------     -------
               Total ....................     $94,424     $92,435
                                              =======     =======

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 5 -- PARENT COMPANY TRANSACTIONS:

     During the quarter ended March 31, 2001, the Company paid a dividend on its common stock held by its parent, Carter Holdings, Inc. ("Holdings") in the amount of approximately $60,000, the proceeds of which were used by Holdings to repurchase shares of Holdings' stock owned by a former employee of the Company. In addition, during the quarter ended March 31, 2001, Holdings made a $60,000 capital contribution to the Company in connection with the issuance of shares of Holdings' stock to an employee of the Company; the transaction involved no cash proceeds, and the Company recognized $60,000 as compensation expense. There were no transactions between Holdings and the Company during the quarter ended April 1, 2000.

     On May 1, 2001, the Company paid a semi-annual dividend of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company plans to pay a similar dividend on November 1, 2001.

NOTE 6 -- ENVIRONMENTAL MATTERS:

     The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or liability pursuant to environmental laws. The Company is in the final stages of resolving an environmental matter associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. In 1999, the Company established a reserve to provide for its potential share of the total estimated costs required to resolve this matter. These costs are estimated to be less than $1.0 million. However, there can be no assurance that this estimate will prove accurate. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on the Company or its operations.

NOTE 7 -- SEGMENT INFORMATION:

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

NOTE 7 -- SEGMENT INFORMATION: (CONTINUED)

     Effective December 30, 2000, each segment's results include the costs directly related to the segment's revenue and all other costs are allocated based on relationship to consolidated net sales or units produced to support each segment's revenue. Prior to December 30, 2000, the Company determined the Retail segment's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") on a direct contribution basis only and did not include allocations of all costs incurred to support Retail operations. The wholesale segment, previously referred to as "Wholesale and Other", included all other revenue and expenses of the Company not directly related to the Retail segment. Management believes that its revised process for measurement provides a more meaningful analysis of each segment's financial results. Prior year amounts have been reclassified to conform to the current year presentation. Under the old method, EBITDA for the Wholesale and Other segment would have been approximately $573,000 and $499,000 for the three-month periods ended March 31, 2001 and April 1, 2000, respectively, and EBITDA for the Retail segment would have been approximately $10,825,000 and $9,156,000 for the three-month periods ended March 31, 2001 and April 1, 2000, respectively.


     The table below presents certain segment information for the periods indicated ($000):


                                             WHOLESALE     RETAIL       TOTAL
                                             ---------     ------       -----
THREE-MONTH PERIOD ENDED MARCH 31, 2001:
   Sales ...............................     $ 65,251     $ 46,406     $111,657
   EBITDA ..............................     $  7,001     $  4,397     $ 11,398
THREE-MONTH PERIOD ENDED APRIL 1, 2000:
   Sales ...............................     $ 55,004     $ 42,819     $ 97,823
   EBITDA ..............................     $  6,090     $  3,565     $  9,655


     A reconciliation of total segment EBITDA to total consolidated income before income taxes is presented below ($000):


                                                THREE-MONTH PERIODS ENDED
                                                -------------------------
                                                  MARCH 31,     APRIL 1,
                                                    2001          2000
                                                  --------      --------
      Total EBITDA for reportable segments ..     $ 11,398      $  9,655
      Depreciation and amortization expense .       (4,656)       (4,134)
      Writedown of long-lived assets ........         (742)           --
      Nonrecurring charge ...................         (582)           --
      Interest expense, net .................       (3,953)       (4,126)
                                                  --------      --------
      Consolidated income before income taxes     $  1,465      $  1,395
                                                  ========      ========

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 8 -- FACILITY CLOSURE:

      In the first quarter of fiscal 2001, the Company announced its plans to close its sewing facility located in Harlingen, Texas. The closure is scheduled for May 11, 2001 and the plant will continue to be used in operations until that date. The total number of employees located at this facility, primarily sew operators, amounted to approximately 460. In the first quarter of 2001, the Company recorded a nonrecurring charge of approximately $0.6 million for closure costs and involuntary termination benefits which are included in accrued liabilities on the accompanying balance sheet as of March 31, 2001.
The components of this charge are as follows:

             Severance and other termination benefits ..     $346,000
             Lease obligations .........................      167,000
             Other closure costs........................       69,000
                                                             --------
             Total .....................................     $582,000
                                                             ========

     Additionally, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recorded a non-cash charge of approximately $0.7 million related to the writedown of the asset value of the Harlingen facility to its estimated net realizable value.

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS:

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". Provisions of SFAS 133 are effective as of the beginning of fiscal 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS 133 did not have an impact on the financial position or results of operations of the Company at the required adoption date or for the first quarter of 2001.

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

RESULTS OF OPERATIONS

     THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE-MONTH PERIOD ENDED APRIL 1, 2000

     In the first quarter of fiscal 2001, consolidated net sales increased $13.8 million (14.1%) to $111.7 million from $97.8 million in the first quarter of fiscal 2000. This increase represents an 18.6% increase in wholesale sales and an 8.4% increase in retail outlet store sales.

     The Company's wholesale sales increased to $65.3 million in the first quarter of 2001 from $55.0 million in the first quarter of 2000. Excluding discount channel and off-price sales, wholesale sales increased $6.2 million (12.0%) to $57.4 million in the first quarter of 2001 from $51.3 million in the first quarter of 2000. This increase reflects higher revenues from baby and sleepwear product lines. The Company launched a new brand in the discount channel in the fourth quarter of 2000. Revenues from the discount channel were $4.6 million in the first quarter of 2001.

     Included in wholesale sales are off-price sales (merchandise sold at more than 25% off regular wholesale prices) which decreased $0.6 million (14.9%) to $3.2 million in the first quarter of 2001 from $3.7 million in the first quarter of 2000. Off-price sales were 2.9% of total sales in the first quarter of 2001 compared to 3.8% in the first quarter of 2000.

     The Company's retail outlet store sales were $46.4 million for the first quarter of 2001, which represented an increase of $3.6 million (8.4%) compared to the first quarter of 2000. Comparable store sales increased 5.0% in the first quarter of 2001. Sales in all product categories increased in the first quarter of 2001, including playwear revenues which increased 14.3% compared to 2000. There were 148 outlet stores operating as of March 31, 2001 compared to 146 as of April 1, 2000. During the first quarter of 2001, the Company opened one retail outlet store. The Company plans to open twelve stores and close five stores during the balance of 2001.

     The Company's gross profit increased $3.8 million (10.5%) to $40.2 million in the first quarter of 2001 from $36.4 million in the first quarter of 2000. Gross profit as a percentage of net sales in the first quarter of 2001 decreased to 36.0% from 37.2% in the first quarter of 2000. The decrease in gross profit as a percentage of net sales reflects a higher mix of wholesale and discount channel revenues and the costs associated with the sale of excess inventories. The Company estimates that gross margin as a percentage of net sales for fiscal 2001 will be comparable to fiscal 2000.

     Selling, general and administrative expenses for the first quarter of 2001 increased 8.4% to $33.4 million from $30.8 million in the first quarter of 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 29.9% in the first quarter of 2001 from 31.5% in the first quarter of 2000. The decrease in selling, general and administrative expenses as a percentage of net sales is attributed to the benefit from continued increases in comparable retail outlet store growth and higher levels of royalty income earned from licensing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     As described in Note 8 to the accompanying financial statements, the Company announced the closure of its sewing facility located in Harlingen, Texas, which will close during the second quarter of 2001. In the first quarter of 2001, the Company recognized a nonrecurring charge of approximately $0.6 million related to certain closure costs and involuntary termination benefits. Additionally, the Company recorded a non-cash charge of approximately $0.7 million related to the writedown of the asset value to its estimated net realizable value.

     Operating income for the first quarter of 2001 decreased $0.1 million to $5.4 million compared to operating income of $5.5 million in the first quarter of 2000. This decrease reflects the effect of higher levels of revenues and earnings offset by certain nonrecurring charges described above.

     Interest expense, net in the first quarter of 2001 decreased 4.2% to $4.0 million from $4.1 million in the first quarter of 2000. This decrease is attributed to lower average revolver borrowings during the first quarter of 2001. Average revolver borrowings during the first quarter of 2001 were $0.8 million compared to $2.6 million in the first quarter of 2000. At March 31, 2001, outstanding debt aggregated $141.4 million compared to $142.3 million at April 1, 2000.

     The Company recorded an income tax provision of $0.6 million in the first quarter of 2001 and 2000. The Company's effective tax rate was approximately 39% during the first quarter of 2001 and approximately 40% during the first quarter of 2000.

     As a result of the factors described above, the Company reported income before cumulative effect of change in accounting principle of approximately $0.9 million in the first quarter of 2001 compared to approximately $0.8 million in the first quarter of 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

     Net accounts receivable at March 31, 2001 were $32.5 million compared to $28.6 million at April 1, 2000. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at March 31, 2001 is not comparable to the net accounts receivable balance at December 30, 2000.

     Inventories at March 31, 2001 were $94.4 million compared to $82.4 million at April 1, 2000. Inventory levels at March 31, 2001 support higher levels of revenue in 2001. Average twelve-month inventories at March 31, 2001 and April 1, 2000 were $95.3 million and $97.1 million, respectively. Due to the seasonal nature of the Company's operations, inventories at March 31, 2001 are not comparable to inventories at December 30, 2000.

     The Company invested $0.7 million and $0.6 million in capital expenditures during the first quarters of 2001 and 2000, respectively. The Company plans to invest approximately $21.0 million in capital expenditures in 2001. Areas for investment include retail outlet store openings and remodeling, fixturing programs for wholesale customers and the relocation of the Company's corporate headquarters to Atlanta, Georgia.

     At March 31, 2001, the Company had $141.4 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes and $41.4 million in term loan borrowings. There were no revolver borrowings under the Senior Credit Facility, exclusive of approximately $10.7 million of outstanding letters of credit. At March 31, 2001, the Company had approximately $54.3 million of financing available under the revolving credit portion of the Senior Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. The Company is in the process of negotiating an amendment to the terms of the revolving credit agreement to include an extension of the maturity date and to increase the limitation for annual capital expenditures.

     The Company believes that cash generated from operations, together with availability under the revolving credit portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

     On May 1, 2001 the Company paid a semi-annual dividend of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company plans to pay a similar dividend on November 1, 2001.

EFFECTS OF INFLATION

     The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

     The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. Accordingly, the results of operations for the three-month period ended March 31, 2001 are not indicative of the results to be expected for the full year.

MARKET RISKS

     In the operation of its business, the Company has market risk exposures to sourcing products internationally, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure is discussed below.

     The Company currently sources substantially all of its production through its offshore facilities and third-party manufacturers located in foreign countries. As a result, the Company may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports and any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products by the Company in the United States. The Company's future performance may be subject to such factors, which are beyond the Company's control, and there can be no assurance that such factors would not have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)


     The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At March 31, 2001, outstanding debt aggregated $141.4 million, of which $41.4 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $414,000.




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

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None


     (b) Reports on Form 8-K

         No report was filed by the Registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE WILLIAM CARTER COMPANY



         Date:  May 9, 2001             /s/ FREDERICK J. ROWAN, II
                                       ---------------------------
                                           Frederick J. Rowan, II
                                           CHAIRMAN, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER



         Date:  May 9, 2001              /s/ MICHAEL D. CASEY
                                       ---------------------------
                                            Michael D. Casey
                                        SENIOR VICE PRESIDENT AND
                                         CHIEF FINANCIAL OFFICER