Form 10-Q
period 2001-06-30
CARTER WILLIAM CO /GA/
filed 2001-07-30
CIK 795363

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:

                                    333-22155
                             ----------------------

                           THE WILLIAM CARTER COMPANY
               (Exact name of registrant as specified in charter)


              MASSACHUSETTS                             04-1156680
       (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)


                         1590 ADAMSON PARKWAY, SUITE 400
                              MORROW, GEORGIA 30260
             -----------------------------------------------------
          (Address of principal executive offices, including zip code)

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

     As of July 30, 2001, there were 1,000 shares of Common Stock outstanding.

================================================================================

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                      INDEX


                                                                                                 PAGE
                                                                                                 ----

PART I.           Financial Information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                  and December 30, 2000 .......................................................     3

                  Unaudited Condensed Consolidated Statements of Operations for the
                  three-month periods ended June 30, 2001 and July 1, 2000.....................     4

                  Unaudited Condensed Consolidated Statements of Operations for the
                  six-month periods ended June 30, 2001 and July 1, 2000.......................     5

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  six-month periods ended June 30, 2001 and July 1, 2000.......................     6

                  Notes to Condensed Consolidated Financial Statements (unaudited).............     7

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................    13


PART II.          Other Information............................................................    18

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                                          JUNE 30,  DECEMBER 30,
                                                                            2001        2000
                                                                          --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................   $  3,108   $  3,697
  Accounts receivable, net ............................................     36,562     33,788
  Inventories, net ....................................................    110,715     92,435
  Prepaid expenses and other current assets ...........................      4,987      4,971
  Assets held for sale ................................................        478        373
  Deferred income taxes ...............................................      8,603      9,184
                                                                          --------   --------

    Total current assets ..............................................    164,453    144,448
Property, plant and equipment, net ....................................     48,565     54,441
Assets held for sale ..................................................      1,450        950
Tradename, net ........................................................     88,333     89,583
Cost in excess of fair value of net assets acquired, net ..............     26,222     26,606
Deferred debt issuance costs, net .....................................      3,493      4,167
Other assets ..........................................................      5,375      5,793
                                                                          --------   --------

    Total assets ......................................................   $337,891   $325,988
                                                                          ========   ========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt ................................   $ 27,450   $  5,400
  Accounts payable ....................................................     18,807     19,223
  Other current liabilities ...........................................     36,726     35,489
                                                                          --------   --------

    Total current liabilities .........................................     82,983     60,112
Long-term debt ........................................................    129,250    136,000
Deferred income taxes .................................................     33,106     35,125
Other long-term liabilities ...........................................      9,791     10,238
                                                                          --------   --------

    Total liabilities .................................................    255,130    241,475
                                                                          --------   --------

Commitments and contingencies

Redeemable preferred stock, par value $.01 per share,
  $4,000 per share liquidation and redemption value,
  5,000 shares authorized, issued and outstanding .....................     19,236     19,116
                                                                          --------   --------

Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares authorized,
   issued and outstanding .............................................         --         --
  Additional paid-in capital ..........................................     53,831     53,771
  Retained earnings ...................................................      9,694     11,626
                                                                          --------   --------

    Total common stockholder's equity .................................     63,525     65,397
                                                                          --------   --------

    Total liabilities and stockholder's equity ........................   $337,891   $325,988
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



                                                                  THREE-MONTH PERIODS ENDED
                                                                  -------------------------
                                                                     JUNE 30,     JULY 1,
                                                                       2001        2000
                                                                     --------     -------
Net sales .......................................................   $ 109,368    $  95,851
Cost of goods sold ..............................................      69,498       60,053
                                                                    ---------    ---------

Gross profit ....................................................      39,870       35,798
Selling, general and administrative expenses ....................      35,410       31,895
Writedown of long-lived assets (Note 9) .........................       2,414           --
Nonrecurring charges (Note 9) ...................................         534           --
                                                                    ---------    ---------

Operating income ................................................       1,512        3,903
Interest expense, net ...........................................       3,886        3,793
                                                                    ---------    ---------

(Loss) income before income taxes ...............................      (2,374)         110
Income tax (benefit) provision ..................................        (934)          45
                                                                    ---------    ---------

Net (loss) income ...............................................      (1,440)          65

Dividend requirements and accretion on redeemable
  preferred stock ...............................................        (664)        (663)
                                                                    ---------    ---------


Net loss applicable to common stockholder .......................   $  (2,104)   $    (598)
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


                                                                                                   SIX-MONTH PERIODS ENDED
                                                                                                   -----------------------
                                                                                                    JUNE 30,      JULY 1,
                                                                                                      2001          2000
                                                                                                    --------      -------

Net sales .......................................................................................   $ 221,025    $ 193,674
Cost of goods sold ..............................................................................     140,996      121,521
                                                                                                    ---------    ---------

Gross profit ....................................................................................      80,029       72,153
Selling, general and administrative expenses ....................................................      68,827       62,729
Writedown of long-lived assets (Note 9) .........................................................       3,156           --
Nonrecurring charges (Note 9) ...................................................................       1,116           --
                                                                                                    ---------    ---------

Operating income ................................................................................       6,930        9,424
Interest expense, net ...........................................................................       7,839        7,919
                                                                                                    ---------    ---------

(Loss) income before income taxes and cumulative effect of change in accounting principle .......        (909)       1,505
Income tax (benefit) provision ..................................................................        (364)         607
                                                                                                    ---------    ---------

(Loss) income before cumulative effect of change in accounting principle ........................        (545)         898
Cumulative effect of change in accounting principle, net of income tax benefit of $217 (Note 4) .          --          354
                                                                                                    ---------    ---------
Net (loss) income ...............................................................................        (545)         544

Dividend requirements and accretion on redeemable preferred stock ...............................      (1,327)      (1,327)
                                                                                                    ---------    ---------

Net loss applicable to common stockholder .......................................................   $  (1,872)   $    (783)
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



                                                                  SIX-MONTH PERIODS ENDED
                                                                  -----------------------
                                                                   JUNE 30,     JULY 1,
                                                                     2001        2000
                                                                   --------     -------
Cash flows from operating activities:
  Net (loss) income ............................................   $   (545)   $    544
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
   Depreciation and amortization ...............................      9,425       8,102
   Amortization of debt issuance costs .........................        674         690
   Writedown of long-lived assets ..............................      3,156          --
   Nonrecurring charges ........................................      1,116          --
   Deferred tax benefit ........................................     (1,438)       (357)
   Effect of changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Accounts receivable ........................................     (2,774)      4,943
    Inventories ................................................    (18,280)    (28,065)
    Prepaid expenses and other assets ..........................        402        (205)
   (Decrease) increase in liabilities:
    Accounts payable and other liabilities .....................     (5,374)      7,212
                                                                   --------    --------

    Net cash used in operating activities ......................    (13,638)     (7,136)
                                                                   --------    --------

Cash flows from investing activities:

  Capital expenditures .........................................     (6,128)     (4,250)
  Issuance of loan .............................................         --      (4,336)
  Proceeds from loan ...........................................         --       1,500
  Proceeds from sale of property, plant and equipment ..........         10          73
  Proceeds from assets held for sale ...........................         35         396
                                                                   --------    --------

    Net cash used in investing activities ......................     (6,083)     (6,617)
                                                                   --------    --------

Cash flows from financing activities:

  Proceeds from revolving line of credit .......................     39,700      40,050
  Payments of revolving line of credit .........................    (21,700)    (25,650)
  Payments of term loan ........................................     (2,700)       (450)
  Payments of capital lease obligation .........................       (561)       (533)
  Payment of other dividend to Holdings ........................        (60)         --
  Preferred stock dividend .....................................     (1,207)     (1,213)
  Other ........................................................      5,660       1,279
                                                                   --------    --------

    Net cash provided by financing activities ..................     19,132      13,483
                                                                   --------    --------

Net decrease in cash and cash equivalents ......................       (589)       (270)
Cash and cash equivalents, beginning of period .................      3,697       3,415
                                                                   --------    --------

Cash and cash equivalents, end of period .......................   $  3,108    $  3,145
                                                                   ========    ========

See accompanying notes to the unaudited condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- AGREEMENT FOR CHANGE IN OWNERSHIP:

      The William Carter Company (the "Company") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). On July 12, 2001, a special purpose entity formed by Berkshire Partners LLC and affiliates ("Berkshire") entered into a stock purchase agreement with Holdings and all of Holdings' stockholders to acquire all of the stock of Holdings except for shares held by management (the "Acquisition"). The stock purchase agreement contains customary provisions for such agreements, including representations and warranties, subject to limitations, covenants with respect to the conduct of the business and closing conditions, including Berkshire's ability to obtain financing for the transaction and the continued material accuracy of the representations and warranties.

      To finance this transaction, the Company is expected to issue notes and enter into an agreement for a new senior credit facility; investment funds associated with Berkshire will make a capital investment; and members of management will retain an equity interest. In addition to acquiring the equity of Holdings, the proceeds will be used to, among other things, retire the Company's existing long-term debt and redeemable preferred stock will be canceled.

      The Acquisition will be accounted for as a purchase and will be reflected in the Company's financial statements using pushdown accounting. Accordingly, the purchase price for the Acquisition, including related fees and expenses, will be allocated to the tangible and identifiable intangible assets and liabilities of the Company based upon their estimated fair value with the remainder allocated to goodwill. Subsequent to the Acquisition, the Company's results of operations are expected to be significantly impacted by changes in interest expense and amortization.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 2 -- BASIS OF PREPARATION:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three-month and six-month periods ended June 30, 2001 and July 1, 2000 and cash flows for the six-month periods ended June 30, 2001 and July 1, 2000. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. The accompanying condensed consolidated balance sheet of the Company as of December 30, 2000 has been derived from the audited consolidated financial statements included in the Company's fiscal 2000 Annual Report on Form 10-K.

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

NOTE 3 -- THE COMPANY:

      The Company designs, manufactures, sources and markets premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and TYKES labels. The Company manufactures its products in its plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products through contractual arrangements throughout the world. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 149 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 47% of its consolidated net sales in the second quarter of 2001 compared to approximately 48% in the second quarter of 2000. Retail operations represented approximately 44% and 46% of consolidated net sales in the first half of 2001 and 2000, respectively.

NOTE 4 -- REVENUE RECOGNITION:

      The SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000 and revised its method of accounting for revenue recognition retroactive to the beginning of fiscal 2000. As previously disclosed in the Company's fiscal 2000 Annual Report on Form 10-K, the Company has presented restated fiscal 2000 second quarter and first half results to reflect this retroactive application.

NOTE 5 -- INVENTORIES:

      Inventories consisted of the following ($000):


                                               JUNE 30,    DECEMBER 30,
                                                 2001          2000
                                               --------    ------------
     Finished goods......................     $  86,232       $70,713
     Work in process.....................        17,181        14,508
     Raw materials and supplies..........         7,302         7,214
                                              ---------       -------

          Total..........................     $ 110,715       $92,435
                                              =========       =======

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 6 -- PARENT COMPANY TRANSACTIONS:

      During the six-month period ended June 30, 2001, the Company paid a dividend on its common stock held by its parent, Carter Holdings, Inc., in the amount of approximately $60,000, the proceeds of which were used by Holdings to repurchase shares of Holdings' stock owned by a former employee of the Company. In addition, during the six-month period ended June 30, 2001, Holdings made a $60,000 capital contribution to the Company in connection with the issuance of shares of Holdings' stock to an employee of the Company; such transaction involved no cash proceeds and the Company recognized $60,000 as compensation expense. There were no such transactions between Holdings and the Company during the three-month period ended June 30, 2001 or during the three and six-month periods ended July 1, 2000.

      On May 1, 2001 and April 28, 2000, the Company paid semi-annual dividends of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company is currently scheduled to pay a similar dividend on November 1, 2001. Assuming completion of the Acquisition described in Note 1, this requirement may be modified.

NOTE 7 -- ENVIRONMENTAL MATTERS:

      The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or a liability pursuant to environmental laws. The Company has recently reached resolution with respect to certain environmental matters associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. The cost to the Company to resolve these matters was $244,000, which had previously been fully accrued. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future non-compliance with such laws will not have a material adverse effect on the Company or its operations.

NOTE 8 -- SEGMENT INFORMATION:

      The Company reports segment information in accordance with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires segment information to be disclosed based on a "management approach". The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS 131, the Company has identified its two reportable segments as "Wholesale" and "Retail". The Company generally sells the same products in each business segment. Wholesale products are offered through the Company's wholesale distribution channel while the Retail segment reflects the operations of the Company's outlet stores.

      Effective December 30, 2000, each segment's results include the costs directly related to the segment's revenue and all other costs are allocated based on their relationship to consolidated net sales or units produced to support each segment's revenue. Prior to December 30, 2000, the Company determined the Retail segment's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") on a direct contribution basis only and did not include allocations of all costs incurred to support Retail operations. The Wholesale segment, previously referred to as "Wholesale and Other", included all other revenue and expenses of the Company not directly related to the Retail segment. Management believes that its revised process for measurement provides a more meaningful analysis of each segment's financial results. Prior year amounts have been reclassified to conform to the current year presentation.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 8 -- SEGMENT INFORMATION: (CONTINUED)

      Under the old method, EBITDA for the Wholesale and Other segment would have been approximately $(3,836,000) and $(2,929,000) for the three-month periods ended June 30, 2001 and July 1, 2000, respectively, and $(3,263,000) and $(2,431,000) for the six-month periods ended June 30, 2001 and July 1, 2000, respectively. Under the old method, EBITDA for the Retail segment would have been approximately $13,065,000 and $10,800,000 for the three-month periods ended June 30, 2001 and July 1, 2000, respectively, and $23,890,000 and $19,957,000 for the six-month periods ended June 30, 2001 and July 1, 2000, respectively.

      The table below presents certain segment information for the periods indicated ($000):


                                                   WHOLESALE         RETAIL            TOTAL
                                                   ---------         ------            -----
  THREE-MONTHS ENDED JUNE 30, 2001:
    Sales.................................         $  58,404       $  50,964        $ 109,368
    EBITDA................................         $   2,535       $   6,694        $   9,229
  THREE-MONTHS ENDED JULY 1, 2000:
    Sales..................................        $  50,296       $  45,555        $  95,851
    EBITDA................................         $   3,654       $   4,217        $   7,871

  SIX-MONTHS ENDED JUNE 30, 2001:
    Sales.................................         $ 123,655       $  97,370        $ 221,025
    EBITDA................................         $   9,536       $  11,091        $  20,627
  SIX-MONTHS ENDED JULY 1, 2000:
    Sales..................................        $ 105,300       $  88,374        $ 193,674
    EBITDA................................         $   9,744       $   7,782        $  17,526


      A reconciliation of total segment EBITDA to total consolidated (loss) income before income taxes is presented below ($000):


                                                              THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                                              ------------------          ----------------
                                                              JUNE 30,   JULY 1,          JUNE 30,     JULY 1,
                                                                2001       2000             2001         2000
                                                              --------   -------          --------     -------

 Total EBITDA for reportable segments................         $ 9,229    $  7,871         $ 20,627     $ 17,526
 Depreciation and amortization expense...............          (4,769)     (3,968)          (9,425)      (8,102)
 Writedown of long-lived assets......................          (2,414)        --            (3,156)          --
 Nonrecurring charges................................            (534)        --            (1,116)          --
 Interest expense, net...............................          (3,886)     (3,793)          (7,839)      (7,919)
                                                              --------   --------         ---------    ---------
 Consolidated (loss) income before income taxes......         $(2,374)   $    110         $   (909)    $  1,505
                                                              ========   ========         =========    =========

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 9 -- CLOSURE OF MANUFACTURING FACILITIES:

      In the first quarter of fiscal 2001, the Company announced its plans to close its sewing facility located in Harlingen, Texas, which subsequently closed and ceased operations on May 11, 2001. Approximately 460 employees, primarily sew operators, were located at this facility. In the first quarter of 2001, the Company recorded a nonrecurring charge of approximately $582,000 for closure costs and involuntary termination benefits. As of June 30, 2001, approximately $173,000 of the costs provided for in the first quarter of 2001 for lease obligations and other closure costs have not yet been paid and are included in accrued liabilities in the accompanying balance sheet. The components of the reserve established for the costs associated with this plant closure are as follows:


                                                             MARCH 31,                 JUNE 30,
                                                                2001      PAYMENTS       2001
                                                                ----      --------       ----

Severance and other termination benefits.................    $346,000      $339,000    $  7,000
Lease obligations........................................     167,000        31,000     136,000
Other closure costs......................................      69,000        39,000      30,000
                                                             --------      --------    --------
    Total................................................    $582,000      $409,000    $173,000
                                                             ========      ========    ========

      In the second quarter of fiscal 2001, the Company announced its plans to close its fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001. Approximately 110 employees, primarily print operators, were located at this facility. In the second quarter of 2001, the Company recorded a nonrecurring charge of approximately $534,000 for closure costs and involuntary termination benefits, which are included in accrued liabilities on the accompanying balance sheet as of June 30, 2001. The components of this charge are as follows:


    Severance and other termination benefits.................       $328,000
    Other closure costs......................................        206,000
                                                                    --------
        Total................................................       $534,000
                                                                    ========

      Additionally, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " ("SFAS 121"), the Company recorded in the first quarter of 2001 a non-cash charge of approximately $742,000 related to the writedown of the asset value of its Harlingen, Texas facility to its estimated net realizable value. In the second quarter of 2001, the Company recorded a non-cash charge of approximately $2,414,000 related to the writedown of the asset value of its fabric printing operations in Barnesville, Georgia to its estimated net realizable value. The assets from the Harlingen and Barnesville facilities are included in assets held for sale on the accompanying balance sheet as of June 30, 2001.

NOTE 10 -- RECENT ACCOUNTING PRONOUNCEMENTS:

      In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". Provisions of SFAS 133 are effective as of the beginning of fiscal 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS 133 did not have an impact on the financial position or results of operations of the Company at the required adoption date or as of June 30, 2001 and the three and six-month periods then ended.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 10 -- RECENT ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

      In July 2001, the FASB issued SFAS 141 and 142, "Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and
(3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

      SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. Accordingly, if the Acquisition contemplated in
Note 1 is completed, the Company will be immediately affected by the changes. Currently, amortization of goodwill and tradename amounts to approximately $800,000 per quarter.

      The Company is currently evaluating the impact of Emerging Issues Task Force (the "Task Force") Issue 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("EITF 00-25"), which addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. In April 2001, the Task Force reached a consensus that consideration from a vendor to a retailer of a vendor's products is presumed to be a reduction to the selling prices of the vendor's products and should be characterized as a reduction of revenue when recognized in the vendor's income statement. However, the consideration should be characterized as a cost incurred to the extent that a benefit is received from the recipient of the consideration. Provisions of EITF 00-25 are effective as of the beginning of fiscal 2002.

NOTE 11 -- REVOLVING CREDIT FACILITY:

      The revolving credit facility expires on October 31, 2001. Accordingly, the balance outstanding at June 30, 2001 is reflected as short term on the accompanying balance sheet. As discussed in Note 1, the Company expects to enter into a new credit facility in conjunction with the Acquisition.

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

RESULTS OF OPERATIONS

      THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX-MONTH PERIODS ENDED JULY 1, 2000

      In the second quarter of 2001, consolidated net sales increased $13.5 million (14.1%) to $109.4 million from $95.9 million in the second quarter of fiscal 2000. Consolidated net sales for the first half of 2001 were $221.0 million, an increase of $27.4 million (14.1%) compared with the first half of 2000.

      The Company's total wholesale sales increased $8.1 million (16.1%) to $58.4 million in the second quarter of 2001 from $50.3 million in the second quarter of 2000. Excluding discount channel and off-price sales, wholesale revenue increased $2.5 million (5.2%) in the second quarter of 2001 to $50.1 million from $47.6 million in the second quarter of 2000.

      Total wholesale sales increased $18.4 million (17.4%) to $123.7 million in the first half of 2001 from $105.3 million in the first half of 2000. In the first half of 2001, wholesale sales, excluding discount channel and off-price sales, increased $8.6 million (8.8%) to $107.5 million from $98.9 million in the first half of 2000. The increase in wholesale sales during the second quarter and first half of 2001 reflects strong performance in all product categories. The wholesale revenue growth was driven by improvements in the Company's products, such as fabrics, garment construction, embroideries and prints made possible through its global sourcing capabilities.

      Over the past two years, the Company accelerated its transition from a domestic, vertically-integrated manufacturing company to a global sourcing company. In addition to operating leased sewing facilities in Central America, the Caribbean and Mexico, the Company has built full-package sourcing capabilities, which has enabled the Company to source better products at lower costs than the Company believes are available domestically.

      The Company launched its Tykes brand in the discount channel in the fourth quarter of 2000, the revenues from which were $4.9 million and $9.5 million for the three and six-month periods ended June 30, 2001, respectively. This contributed to the overall increase in total wholesale sales for these periods.

      Off-price sales (merchandise sold at more than 25% off regular wholesale prices) increased $0.8 million to $3.5 million in the second quarter of 2001 from $2.7 million in the second quarter of 2000. Off-price sales were 3.2% of total sales in the second quarter of 2001 compared to 2.8% in the second quarter of 2000. Off-price sales for the first half of 2001 increased $0.2 million to $6.6 million from $6.4 million in the first half of 2000. Off-price sales were 3.0% of total sales in the first half of 2001 compared to 3.3% in the first half of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

      The Company's retail outlet store sales were $51.0 million in the second quarter of 2001, which represented an increase of $5.4 million (11.9%) compared to the second quarter of 2000. Comparable store sales increased 9.4% in the second quarter of 2001. Retail outlet store sales increased $9.0 million (10.2%) in the first half of 2001 to $97.4 million from $88.4 million in the first half of 2000. Comparable store sales increased 7.3% in the first half of 2001. Sales in all product categories increased during the first half of 2001, including playwear revenues which increased 15.1% compared to 2000. During the second quarter of 2001, the Company opened three stores and closed two stores.
During the first half of 2001, four stores were opened and two stores were closed. There were 149 outlet stores operating as of June 30, 2001 compared to 148 as of July 1, 2000. The Company plans to open five stores and close two stores in the second half of 2001.

      The Company's gross profit increased $4.1 million (11.4%) to $39.9 million in the second quarter of 2001 from $35.8 million in the second quarter of 2000. Gross profit as a percentage of net sales in the second quarter of 2001 decreased to 36.5% from 37.3% in the second quarter of 2000. In the first half of 2001, gross profit increased $7.9 million (10.9%) to $80.0 million compared to $72.2 million in the first half of 2000. Gross profit as a percentage of net sales in the first half of 2001 decreased to 36.2% compared to 37.3% in the first half of 2000. The decrease in gross profit as a percentage of net sales in the second quarter and first half of 2001 reflects a higher mix of discount channel revenues and the impact of higher cost products sold in the first half of 2001. Such products were produced in 2000, a period in which the Company's sourcing capabilities included a high mix of domestic manufacturing. The Company currently estimates that gross margin as a percentage of net sales for fiscal 2001 will be comparable to 2000.

      Selling, general and administrative expenses for the second quarter of 2001 increased 11.0% to $35.4 million from $31.9 million in the second quarter of 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 32.4% in the second quarter of 2001 from 33.3% in the second quarter of 2000. In the first half of 2001, such expenses increased 9.7% to $68.8 million from $62.7 million in the first half of 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 31.1% in the first half of 2001 from 32.4% in the first half of 2000. The decrease in selling, general and administrative expenses as a percentage of net sales is attributed to the benefit from continued increases in comparable retail outlet store growth and higher levels of royalty income earned from licensing activities. Royalty income, which is reflected as a reduction of selling, general and administrative expenses in the accompanying financial statements, amounted to $3.5 million and $2.5 million in the first half of 2001 and 2000, respectively. These benefits are partially offset by investments in brand marketing and costs of $790,000 incurred by the Company during the six months ended June 30, 2001 in connection with the anticipated transaction described in Note 1.

      As described in Note 9 to the accompanying financial statements, the Company closed two of its manufacturing facilities during the first half of fiscal 2001. In the first quarter of fiscal 2001, the Company closed its Harlingen, Texas sewing facility and recognized a nonrecurring charge of approximately $582,000 related to certain closure costs and involuntary termination benefits. Additionally, the Company recorded a non-cash charge of approximately $742,000 related to the writedown of the asset value to its estimated net realizable value. In the second quarter of fiscal 2001, the Company closed its fabric printing operations located in Barnesville, Georgia and recognized a nonrecurring charge of approximately $534,000 related to certain closure costs and involuntary termination benefits. Additionally, the Company recorded a non-cash charge of approximately $2.4 million related to the writedown of the asset value to the printing facility's estimated net realizable value.

      Operating income for the second quarter of 2001 decreased $2.4 million (61.3%) to $1.5 million compared to $3.9 million in the second quarter of 2000. Operating income in the first half of 2001 decreased $2.5 million (26.5%) to $6.9 million compared to $9.4 million in the first half of 2000. The decreases reflect the effects of the nonrecurring plant closure costs and costs incurred in connection with the anticipated transaction described in
Note 1. Excluding such charges, operating income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

for the second quarter and first half of 2001 would have increased $1.3 million (32.2%) and $2.6 million (27.3%), respectively, compared to the comparable periods in 2000.

      Net interest expense in the second quarter of 2001 increased 2.5% to $3.9 million from $3.8 million in the second quarter of 2000. This increase is attributed to slightly higher average revolver borrowings during the second quarter of 2001. Net interest expense for the first half of 2001 decreased 1.0% to $7.8 million from $7.9 million in the first half of 2000. This decrease is attributed to lower average revolver borrowings during the first half of 2001. Average revolver borrowings during the first half of 2001 were $2.7 million compared to $3.1 million in the first half of 2000. At June 30, 2001, outstanding debt aggregated $156.7 million compared to $156.3 million at July 1, 2000.

      The Company recorded an income tax benefit of $0.9 million in the second quarter of 2001 compared to an income tax provision of $0.1 million in the second quarter of 2000. In the first half of 2001, the Company recorded an income tax benefit of $0.4 million compared to an income tax provision of $0.6 million for the first half of 2000. The Company's effective tax rate was approximately 40% in the first half of 2001 and 2000.

      As a result of the factors described above, the Company reported a net loss of approximately $1.4 million in the second quarter of 2001 compared to net income of approximately $0.1 million in the second quarter of 2000. Loss before cumulative effect of change in accounting principle in the first half of 2001 was $0.5 million compared to income before cumulative effect of change in accounting principle of $0.9 million in the first half of 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

      The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facility.

      Net accounts receivable at June 30, 2001 were $36.6 million compared to $29.5 million at July 1, 2000. Such increases reflect a higher level of wholesale shipments in the first half of June 2001 compared to the first half of June 2000. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at June 30, 2001 is not comparable to the net accounts receivable balance at December 30, 2000.

      Inventories at June 30, 2001 were $110.7 million, an increase of 2.8% compared to $107.7 million at July 1, 2000. Inventory levels at June 30, 2001 support higher levels of revenue planned in the second half of 2001. Due to the seasonal nature of the Company's operations, inventories at June 30, 2001 are not comparable to inventories at December 30, 2000.

      The Company invested $6.1 million and $4.3 million in capital expenditures during the first half of 2001 and 2000, respectively. The Company plans to invest approximately $20.5 million in capital expenditures in 2001. Areas for investment include retail outlet store openings and remodeling, fixturing programs for wholesale customers and the relocation of Carter's corporate headquarters to Atlanta, Georgia.

      At June 30, 2001, the Company had $156.7 million of debt outstanding, consisting of $100.0 million of 10 3/8% Series A Senior Subordinated Notes, $38.7 million in term loan borrowings and $18.0 million in revolver borrowings under the Senior Credit Facility, exclusive of approximately $4.3 million of outstanding letters of credit. At June 30, 2001, the Company had approximately $42.7 million of financing available under the revolving credit portion of the Senior Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

      The revolving credit portion of the Senior Credit Facility will mature on October 31, 2001 and has no scheduled interim amortization. As described in Note 1, the Company plans to establish new credit facilities in connection with the transaction described therein.

      The Company believes that cash generated from operations, together with availability under the revolving credit portion of the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

      On May 1, 2001 and April 28, 2000, the Company paid semi-annual dividends of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. The Company is currently scheduled to pay a similar dividend on November 1, 2001. Assuming completion of the Acquisition described in Note 1, this requirement may be modified.

EFFECTS OF INFLATION

      The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

      The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. Accordingly, the results of operations for the three and six-month periods ended June 30, 2001 are not indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

      The Company's operating results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. At June 30, 2001, outstanding debt aggregated $156.7 million, of which $56.7 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $567,000.

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

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K

      No report was filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE WILLIAM CARTER COMPANY


         Date:  July 30, 2001           /s/ FREDERICK J. ROWAN, II
                                        ---------------------------
                                            Frederick J. Rowan, II
                                           CHAIRMAN, PRESIDENT AND
                                           CHIEF EXECUTIVE OFFICER


         Date:  July 30, 2001            /s/ MICHAEL D. CASEY
                                         ---------------------
                                           Michael D. Casey
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER