Form 10-Q
period 2001-09-29
CARTER WILLIAM CO /GA/
filed 2001-11-13
CIK 795363

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 29, 2001 OR

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


                                 THE PROSCENIUM
                       1170 PEACHTREE STREET NE, SUITE 900
                             ATLANTA, GEORGIA 30309
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (404) 745-2700
                                 --------------
              (Registrant's telephone number, including area code)


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

     As of November 13, 2001, there were 1,000 shares of Common Stock outstanding.

================================================================================

                                              FORM 10-Q

                                       THE WILLIAM CARTER COMPANY
                          (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                                 INDEX

                                                                                                                               PAGE
PART I.                Financial Information

             Item 1.   Financial Statements

                       Condensed Consolidated Balance Sheets as of September 29, 2001 (Successor) (unaudited)
                       and December 30, 2000 (Predecessor)...................................................................    3

                       Unaudited Condensed Consolidated Statements of Operations for the periods August 15, 2001 through
                       September 29, 2001 (Successor) and July 1, 2001 through August 14, 2001 (Predecessor) and for the
                       three-month period ended September 30, 2000 (Predecessor).............................................    4

                       Unaudited Condensed Consolidated Statements of Operations for the periods August 15, 2001 through
                       September 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor) and for
                       the nine-month period ended September 30, 2000 (Predecessor)..........................................    5

                       Unaudited Condensed Consolidated Statements of Cash Flows for the periods August 15, 2001 through
                       September 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor) and for
                       the nine-month period ended September 30, 2000 (Predecessor)..........................................    6

                       Notes to Condensed Consolidated Financial Statements (unaudited)......................................    7

             Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................    18

PART II.               Other Information.....................................................................................    23

                                     THE WILLIAM CARTER COMPANY
                        (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands, except per share data)
                                             (unaudited)


                                                                                  SUCCESSOR, AT  PREDECESSOR, AT
                                                                                  SEPTEMBER 29,  DECEMBER 30,
                                                                                      2001           2000
                                                                                    --------       --------
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $  5,062       $  3,697
  Accounts receivable, net ......................................................     49,670         33,788
  Inventories, net ..............................................................    104,912         92,435
  Prepaid expenses and other current assets .....................................      5,709          4,971
  Assets held for sale ..........................................................        330            373
  Deferred income taxes .........................................................      9,815          9,184
                                                                                    --------       --------

    Total current assets ........................................................    175,498        144,448
Property, plant and equipment, net ..............................................     43,618         54,441
Assets held for sale ............................................................        600            950
Tradename, net ..................................................................    220,233         89,583
Cost in excess of fair value of net assets acquired, net ........................    147,512         26,606
Licensing agreements, net .......................................................     14,432           --
Deferred debt issuance costs, net ...............................................     13,243          4,167
Other assets ....................................................................      6,073          5,793
                                                                                    --------       --------

    Total assets ................................................................   $621,209       $325,988
                                                                                    ========       ========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt ..........................................   $  1,250       $  5,400
  Accounts payable ..............................................................     27,168         19,223
  Other current liabilities .....................................................     44,781         35,489
                                                                                    --------       --------

    Total current liabilities ...................................................     73,199         60,112
Long-term debt ..................................................................    302,043        136,000
Deferred income taxes ...........................................................     84,704         35,125
Other long-term liabilities .....................................................     10,293         10,238
                                                                                    --------       --------

    Total liabilities ...........................................................    470,239        241,475
                                                                                    --------       --------

Commitments and contingencies
Redeemable preferred stock, par value $.01 per share, $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
  outstanding ...................................................................       --           19,116
                                                                                    --------       --------

Common stockholder's equity:
  Common stock, par value $.01 per share, 300,000 shares authorized, 1,000 shares
   issued and outstanding at September 29, 2001 (Successor) .....................       --             --
  Common stock, par value $.01 per share, 1,000 shares authorized, issued and
   outstanding at December 30, 2000 (Predecessor) ...............................       --             --
  Additional paid-in capital ....................................................    144,605         53,771
  Retained earnings .............................................................      6,365         11,626
                                                                                    --------       --------

    Total common stockholder's equity ...........................................    150,970         65,397
                                                                                    --------       --------

    Total liabilities and stockholder's equity ..................................   $621,209       $325,988
                                                                                    ========       ========

         See accompanying notes to the unaudited condensed consolidated financial statements


                                                    THE WILLIAM CARTER COMPANY
                                       (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (dollars in thousands)
                                                           (unaudited)

                                                                         SUCCESSOR                     PREDECESSOR
                                                                    -------------------  ----------------------------------------
                                                                    FOR THE PERIOD FROM  FOR THE PERIOD FROM  FOR THE THREE-MONTH
                                                                      AUGUST 15, 2001       JULY 1, 2001        PERIOD ENDED
                                                                          THROUGH             THROUGH           SEPTEMBER 30,
                                                                     SEPTEMBER 29, 2001   AUGUST 14, 2001           2000
                                                                     ------------------   ---------------       -------------
Net sales .........................................................       $  91,047          $  66,708            $ 145,639
Cost of goods sold ................................................          55,668             41,868               89,162
                                                                          ---------          ---------            ---------

Gross profit ......................................................          35,379             24,840               56,477
Selling, general and administrative expenses ......................          21,988             21,597               39,906
Acquisition related non-recurring charges (Note 1) ................            --               11,289                 --
Royalty income ....................................................            (981)            (1,516)              (1,382)
                                                                          ---------          ---------            ---------

Operating income (loss) ...........................................          14,372             (6,530)              17,953
Interest expense, net .............................................           3,731              2,221                4,417
                                                                          ---------          ---------            ---------

Income (loss) before income taxes and extraordinary item ..........          10,641             (8,751)              13,536
Provision for (benefit from) income taxes .........................           4,276             (1,041)               5,418
                                                                          ---------          ---------            ---------

Income (loss) before extraordinary item ...........................           6,365             (7,710)               8,118
Extraordinary item, net of tax benefit of $4,115 ..................            --                6,173                 --
                                                                          ---------          ---------            ---------

Net income (loss) .................................................           6,365            (13,883)               8,118
Dividend requirements and accretion on redeemable preferred stock              --                 (345)                (663)
                                                                          ---------          ---------            ---------

Net income (loss) applicable to common stockholder ................       $   6,365          $ (14,228)           $   7,455
                                                                          =========          =========            =========

         See accompanying notes to the unaudited condensed consolidated financial statements


                                                    THE WILLIAM CARTER COMPANY
                                       (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (dollars in thousands)
                                                           (unaudited)

                                                                         SUCCESSOR                     PREDECESSOR
                                                                    -------------------  ---------------------------------------
                                                                    FOR THE PERIOD FROM  FOR THE PERIOD FROM  FOR THE NINE-MONTH
                                                                      AUGUST 15, 2001     DECEMBER 31, 2000     PERIOD ENDED
                                                                          THROUGH             THROUGH           SEPTEMBER 30,
                                                                     SEPTEMBER 29, 2001   AUGUST 14, 2001           2000
                                                                     ------------------   ---------------       -------------
Net sales ..........................................................      $  91,047          $ 287,734            $ 339,313
Cost of goods sold .................................................         55,668            182,863              210,683
                                                                          ---------          ---------            ---------

Gross profit .......................................................         35,379            104,871              128,630
Selling, general and administrative expenses .......................         21,988             93,902              105,100
Acquisition related non-recurring charges (Note 1) .................           --               11,289                 --
Writedown of long-lived assets (Note 9) ............................           --                3,156                 --
Non-recurring charges-plant closure costs (Note 9) .................           --                1,116                 --
Royalty income .....................................................           (981)            (4,993)              (3,847)
                                                                          ---------          ---------            ---------

Operating income ...................................................         14,372                401               27,377
Interest expense, net ..............................................          3,731             10,060               12,336
                                                                          ---------          ---------            ---------

Income (loss) before income taxes, extraordinary item and cumulative
   effect of change in accounting principle ........................         10,641             (9,659)              15,041
Provision for (benefit from) income taxes ..........................          4,276             (1,404)               6,025
                                                                          ---------          ---------            ---------

Income (loss) before extraordinary item and cumulative effect of
   change in accounting principle ..................................          6,365             (8,255)               9,016
Extraordinary item, net of tax benefit of $4,115 ...................           --                6,173                 --

Cumulative effect of change in accounting principle, net of
   tax benefit of $217 (Note 4) ....................................           --                 --                    354
                                                                          ---------          ---------            ---------
Net income (loss) ..................................................          6,365            (14,428)               8,662
Dividend requirements and accretion on redeemable preferred stock ..           --               (1,671)              (1,990)
                                                                          ---------          ---------            ---------

Net income (loss) applicable to common stockholder .................      $   6,365          $ (16,099)           $   6,672
                                                                          =========          =========            =========

         See accompanying notes to the unaudited condensed consolidated financial statements


                                                    THE WILLIAM CARTER COMPANY
                                       (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (dollars in thousands)
                                                           (unaudited)

                                                                             SUCCESSOR                     PREDECESSOR
                                                                        -------------------  ---------------------------------------
                                                                        FOR THE PERIOD FROM  FOR THE PERIOD FROM  FOR THE NINE-MONTH
                                                                          AUGUST 15, 2001     DECEMBER 31, 2000     PERIOD ENDED
                                                                              THROUGH             THROUGH           SEPTEMBER 30,
                                                                         SEPTEMBER 29, 2001   AUGUST 14, 2001           2000
                                                                         ------------------   ---------------       -------------
Cash flows from operating activities:
  Net income (loss) ......................................................    $   6,365          $ (14,428)           $   8,662
  Extraordinary loss, net of taxes .......................................         --                6,173                 --
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
   Depreciation and amortization .........................................        2,237             12,245               12,382
   Amortization of debt issuance costs ...................................          185                848                1,035
   (Payment of) provision for Acquisition related non-recurring charges ..      (11,289)            11,289                 --
   Writedown of long-lived assets ........................................         --                3,156                 --
   Non-recurring charges-plant closure costs .............................         --                1,116                 --
   Deferred tax benefit ..................................................       (5,635)              (352)              (1,198)
   Effect of changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Accounts receivable ..................................................      (10,100)            (5,782)              (3,359)
    Inventories ..........................................................        5,307            (13,253)             (22,704)
    Prepaid expenses and other assets ....................................       (2,825)             1,807                 (305)
   Increase (decrease) in liabilities:
    Accounts payable and other liabilities ...............................       10,007             (1,444)              18,954
                                                                              ---------          ---------            ---------

    Net cash (used in) provided by operating activities ..................       (5,748)             1,375               13,467
                                                                              ---------          ---------            ---------

Cash flows from investing activities:
  Capital expenditures ...................................................       (2,715)            (9,480)              (6,178)
  Proceeds from sale of property, plant and equipment ....................         --                   10                   78
  Proceeds from assets held for sale .....................................         --                  204                  524
  Payment of buyer's Acquisition costs ...................................       (3,723)              --                   --
  Issuance of loan .......................................................         --                 --                 (4,336)
  Proceeds from loan .....................................................         --                 --                  1,500
                                                                              ---------          ---------            ---------


    Net cash used in investing activities ................................       (6,438)            (9,266)              (8,412)
                                                                              ---------          ---------            ---------

Cash flows from financing activities:
  Proceeds from Predecessor revolving line of credit .....................         --               53,500               62,900
  Payments of Predecessor revolving line of credit .......................      (12,900)           (40,600)             (62,900)
  Proceeds from Successor revolving line of credit .......................       30,450               --                   --
  Payments of Successor revolving line of credit .........................      (25,850)              --                   --
  Proceeds from Successor term loan ......................................      125,000               --                   --
  Payments of Predecessor term loan ......................................      (38,700)            (2,700)                (450)
  Proceeds from issuance of Successor 10 7/8% Senior Subordinated Notes ..      173,693               --                   --
  Payment of Predecessor 10 3/8% Senior Subordinated Notes ...............     (100,000)              --                   --
  Payments on capital lease obligation ...................................         (163)              (642)                (767)
  Acquisition related dividend to Holdings ...............................     (128,559)              --                   --
  Payment of other dividend to Holdings ..................................         --                  (60)                --
  Payments of preferred stock dividend ...................................         --               (1,207)              (1,213)
  Payment of Successor debt issuance costs ...............................      (13,428)              --                   --
  Other ..................................................................        7,181             (3,573)                 (15)
                                                                              ---------          ---------            ---------

    Net cash provided by (used in) financing activities ..................       16,724              4,718               (2,445)
                                                                              ---------          ---------            ---------

Net increase (decrease) in cash and cash equivalents .....................        4,538             (3,173)               2,610
Cash and cash equivalents, beginning of period ...........................          524              3,697                3,415
                                                                              ---------          ---------            ---------

Cash and cash equivalents, end of period..................................    $   5,062          $     524            $   6,025
                                                                              =========          =========            =========

         See accompanying notes to the unaudited condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- CHANGE IN OWNERSHIP:

       The William Carter Company (the "Company") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). Holdings has no significant assets or investments other than the shares of stock of The William Carter Company. On July 12, 2001, a special purpose entity formed by Berkshire Partners LLC and affiliates ("Berkshire") entered into a stock purchase agreement with Holdings and all of Holdings' stockholders to acquire substantially all of the stock of Holdings except for some equity interests held by the Company's management (the "Acquisition"). The Acquisition was consummated on August 15, 2001. Financing for the Acquisition totaled $468.2 million and was provided by: $24.0 million in new revolving credit facility borrowings; $125.0 million in new term loan borrowings (both the revolver and term loan are part of a $185.0 million new senior credit facility entered into by the Company); $173.7 million of borrowings under a new senior subordinated loan facility (issued by the Company in connection with an August 15, 2001 private placement); and $145.5 million of capital invested by affiliates of Berkshire and other investors, which includes rollover equity by the Company's management of $18.3 million.

       The proceeds of the Acquisition and financing were used to purchase existing equity of Holdings ($252.5 million), pay for selling stockholders transaction expenses ($19.1 million, including $0.8 million in debt prepayment penalties recorded on Holdings), pay for buyers' transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million) and to retire all outstanding balances on the Company's and Holdings' previously outstanding long-term debt including accrued interest thereon ($174.8 million). In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes. Also in connection with the Acquisition, the redeemable preferred stock of the Company held by Holdings was cancelled.

       For purposes of identification and description, the Company is referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods.

       The Acquisition was accounted for as a purchase and has been reflected in the Company's financial statements using pushdown accounting. Accordingly, the purchase price for the Acquisition, including related fees and expenses, has been allocated to the tangible and identifiable intangible assets and liabilities of the Company based upon their preliminary estimated fair value with the remainder allocated to goodwill. Subsequent to the Acquisition, the Company's results of operations are expected to be significantly impacted by changes in interest expense and amortization. (See below and Notes 11, 12 and 13)

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 1 -- CHANGE IN OWNERSHIP: (CONTINUED)

A summary of the total financed purchase price is as follows ($000):

Total financed purchase price ...............................         $ 468,193
   Less - amounts retained at Holdings ......................              (894)
                                                                      ---------
                                                                      $ 467,299
                                                                      =========
Allocated to:
   Cash and cash equivalents ................................         $   7,334
   Accounts receivable, net .................................            39,570
   Inventories, net .........................................           110,219
   Prepaid expenses and other current assets ................             3,525
   Property, plant and equipment ............................            42,569
   Assets held for sale .....................................               930
   Licensing agreements .....................................            15,000
   Tradename ................................................           220,233
   Cost in excess of fair value of net assets acquired ......           147,512
   Deferred debt issuance costs .............................            13,427
   Other assets .............................................             5,432
   Accounts payable .........................................           (20,639)
   Other current liabilities ................................           (25,936)
   Closure and exit liabilities .............................            (5,925)
   Other long-term liabilities ..............................           (10,850)
   Net deferred tax liabilities .............................           (75,102)
                                                                      ---------

                                                                      $ 467,299
                                                                      =========

       The Acquisition related non-recurring charges in the Predecessor period July 1, 2001 through August 14, 2001 reflect special compensation of $4.5 million paid to management at the closing of the Acquisition and $6.8 million for sellers' transaction costs and fees.

       The extraordinary charge in the Predecessor period July 1, 2001 through August 14, 2001, reflects the write off of deferred debt issuance costs of approximately $1,991,000, net of a tax benefit of approximately $1,327,000, and a debt prepayment penalty of approximately $4,182,000, net of a tax benefit of approximately $2,788,000.

       The following unaudited pro forma operating data present the results of operations for the nine-month periods ended September 29, 2001 and September 30, 2000 as if the Acquisition had occurred on January 2, 2000, with financing obtained as described above and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on January 2, 2000, or of future results of operations ($000):


                                                         For the nine-              For the nine-
                                                         month period                month period
                                                        ended September             ended September
                                                           29, 2001                     30, 2000
                                                        ---------------             ---------------
Net sales                                                   378,781                      339,313
Cost of goods sold                                          238,196                      210,286
                                                            -------                      -------
Gross profit                                                140,585                      129,027
Selling, general and administrative expense                 116,998                      106,399
Writedown of long lived assets                                3,156
Non-recurring plant closure costs                             1,116
Royalty Income                                               (5,974)                      (3,847)
                                                            -------                      -------
Operating income                                             25,289                       26,475
Interest expense, net                                        22,828                       22,956
                                                            -------                      -------
Income (loss) before income taxes
   and cumulative effect of accounting change                 2,461                        3,519

Provision for income taxes                                      470                        1,266
                                                            -------                      -------
Income (loss) before
   cumulative effect of accounting change                     1,991                        2,253
Cumulative effect of accounting change, net                                                  354
                                                            -------                      -------
Net income                                                    1,991                        1,899
                                                            =======                      =======


                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 2 -- BASIS OF PREPARATION:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements of The William Carter Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 29, 2001 (Successor); the results of its operations for the Successor period August 15, 2001 through September 29, 2001, and the Predecessor periods July 1, 2001 through August 14, 2001 and December 31, 2000 through August 14, 2001, and the Predecessor three-month and nine-month periods ended September 30, 2000; and its cash flows for the Successor period August 15, 2001 through September 29, 2001, and the Predecessor period December 31, 2000 through August 14, 2001 and the Predecessor nine-month period ended September 30, 2000. Operating results for the periods ended August 14, 2001 and September 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. The accompanying condensed consolidated balance sheet of the Company as of December 30, 2000 has been derived from the audited consolidated financial statements included in the Company's fiscal 2000 Annual Report on Form 10-K.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and the instructions to Form 10-Q. The accounting policies followed by the Company are set forth in its Annual Report on Form 10-K in the Notes to the Company's consolidated financial statements for the fiscal year ended December 30, 2000.

NOTE 3 -- THE COMPANY:

     The Company designs, sources, manufactures and markets premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and TYKES labels. The Company manufactures its products in plants located in the southern United States, Costa Rica, the Dominican Republic and Mexico. The Company also sources its products through contractual arrangements with various manufacturers throughout the world. On October 23, 2001, the Company announced its plans to close its sewing operations in the Dominican Republic and the remaining cutting and embroidery operations in Georgia. Products are manufactured for wholesale distribution to major domestic retailers and for the Company's 150 retail outlet stores that market its brand name merchandise and certain products manufactured by other companies. The Company's retail operations represented approximately 43% of its consolidated net sales in the third quarter of 2001 compared to approximately 45% in the third quarter of 2000. Retail operations represented approximately 44% and 45% of consolidated net sales in the first nine months of 2001 and 2000, respectively.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 4 -- REVENUE RECOGNITION:

     The SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000 and revised its method of accounting for revenue recognition retroactive to the beginning of fiscal 2000. As previously disclosed in the Company's fiscal 2000 Annual Report on Form 10-K, the Company has presented restated fiscal 2000 third quarter and first nine-month results to reflect this retroactive application.

NOTE 5 -- INVENTORIES:

     Inventories consisted of the following ($000):

                                                SUCCESSOR, AT    PREDECESSOR, AT
                                                SEPTEMBER 29,      DECEMBER 30,
                                                    2001              2000
                                                  --------          --------
Finished goods .......................            $ 79,852          $ 70,713
Work in process ......................              21,093            14,508
Raw materials and supplies ...........               3,967             7,214
                                                  --------          --------

Total ................................            $104,912          $ 92,435
                                                  ========          ========

NOTE 6 -- PARENT COMPANY TRANSACTIONS:

     During the Predecessor period from December 31, 2000 through August 14, 2001, the Company paid a dividend on its Common Stock held by its parent, Carter Holdings, Inc., in the amount of approximately $60,000, the proceeds of which were used by Holdings to repurchase shares of Holdings' stock owned by a former employee of the Company. In addition, during the Predecessor period from December 31, 2000 through August 14, 2001, Holdings made a $60,000 capital contribution to the Company in connection with the issuance of shares of Holdings' stock to an employee of the Company; such transaction involved no cash proceeds and the Company recognized $60,000 as compensation expense. There were no such transactions between Holdings and the Company during the Successor period from August 15, 2001 through September 29, 2001 or during the Predecessor three and nine-month periods ended September 30, 2000.

     On May 1, 2001 and April 28, 2000, the Company paid semi-annual dividends of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. All of the Company's redeemable preferred stock was cancelled in connection with the Acquisition.

NOTE 7 -- ENVIRONMENTAL MATTERS:

     The Company is subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, operations of the Company have resulted or may result in noncompliance with or a liability pursuant to environmental laws. During 2001, the Company resolved certain environmental matters associated with waste deposited at or near a landfill in Lamar County, Georgia in the 1970's. The cost to the Company to resolve these matters was $244,000, which had previously been fully accrued. Generally, compliance with environmental laws has not had a material impact on the Company's operations, but there can be no assurance that future noncompliance with such laws will not have a material adverse effect on the Company or its operations.

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

     Under the old method, EBITDA for the Wholesale and Other segment would have been approximately $2,906, $(466) and $2,424 for the Successor period from August 15, 2001 through September 29, 2001, the Predecessor period July 1, 2001 through August 14, 2001, and the Predecessor three-month period ended September 30, 2000, respectively, and $2,906, $(3,728) and $(6) for the Successor period from August 15, 2001 through September 29, 2001, the Predecessor period December 31, 2000 through August 14, 2001 and the Predecessor nine-month period ended September 30, 2000, respectively. Under the old method, EBITDA for the Retail segment would have been approximately $13,703, $8,046 and $19,809 for the Successor period from August 15, 2001 through September 29, 2001, the Predecessor period July 1, 2001 through August 14, 2001, and the Predecessor three-month period ended September 30, 2000, respectively, and $13,703, $31,935 and $39,765 for the Successor period from August 15, 2001 through September 29, 2001, the Predecessor period December 31, 2000 through August 14, 2001 and the Predecessor nine-month period ended September 30, 2000, respectively.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 8 -- SEGMENT INFORMATION: (CONTINUED)

     The table below presents certain segment information for the periods indicated ($000):

                                                                    WHOLESALE     RETAIL      TOTAL
                                                                     --------    --------    --------
SUCCESSOR FOR THE PERIOD FROM AUGUST 15, 2001 THROUGH
   SEPTEMBER 29, 2001:
    Sales .......................................................    $ 52,501    $ 38,546    $ 91,047
    EBITDA ......................................................    $  6,563    $ 10,046    $ 16,609
PREDECESSOR FOR THE PERIOD FROM JULY 1, 2001 THROUGH
   AUGUST 14, 2001:
    Sales .......................................................    $ 36,990    $ 29,718    $ 66,708
    EBITDA ......................................................    $  3,402    $  4,178    $  7,580
 PREDECESSOR FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000:
    Sales .......................................................    $ 80,486    $ 65,153    $145,639
    EBITDA ......................................................    $  9,784    $ 12,449    $ 22,233

SUCCESSOR FOR THE PERIOD FROM AUGUST 15, 2001 THROUGH
   SEPTEMBER 29, 2001:
    Sales .......................................................    $ 52,501    $ 38,546    $ 91,047
    EBITDA ......................................................    $  6,563    $ 10,046    $ 16,609
PREDECESSOR FOR THE PERIOD FROM DECEMBER 31, 2000 THROUGH
   AUGUST 14, 2001:
    Sales .......................................................    $160,646    $127,088    $287,734
    EBITDA ......................................................    $ 12,853    $ 15,354    $ 28,207
PREDECESSOR FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000:
    Sales .......................................................    $185,786    $153,527    $339,313
    EBITDA ......................................................    $ 19,443    $ 20,316    $ 39,759

     A reconciliation of total segment EBITDA to total consolidated income
(loss) before income taxes is presented below ($000):

                               SUCCESSOR                PREDECESSOR                  SUCCESSOR                 PREDECESSOR
                            --------------    --------------------------------    ---------------   --------------------------------
                            FOR THE PERIOD    FOR THE PERIOD                      FOR THE PERIOD    FOR THE PERIOD
                                 FROM              FROM             FOR THE            FROM              FROM            FOR THE
                            AUGUST 15, 2001    JULY 1, 2001       THREE-MONTH     AUGUST 15, 2001    DECEMBER 31,       NINE-MONTH
                               THROUGH           THROUGH         PERIOD ENDED        THROUGH         2000 THROUGH      PERIOD ENDED
                             SEPTEMBER 29,      AUGUST 14,       SEPTEMBER 30,     SEPTEMBER 29,      AUGUST 14,       SEPTEMBER 30,
                                 2001              2001              2000              2001              2001              2000
                             -------------      ----------       -------------     -------------      ----------       -------------
Total EBITDA for
   reportable segments ....    $ 16,609          $  7,580          $ 22,233          $ 16,609          $ 28,207          $ 39,759
Depreciation and
   amortization expense ...      (2,237)           (2,821)           (4,280)           (2,237)          (12,245)          (12,382)
Acquisition related
   non-recurring charges ..        --             (11,289)             --                --             (11,289)             --
Writedown of
   long-lived assets ......        --                --                --                --              (3,156)             --
Non-recurring charges-plant
   closure costs ..........        --                --                --                --              (1,116)             --
Interest expense, net .....      (3,731)           (2,221)           (4,417)           (3,731)          (10,060)          (12,336)
                               --------          --------          --------          --------          --------          --------
Consolidated income (loss)
   before income taxes ....    $ 10,641          $ (8,751)         $ 13,536          $ 10,641          $ (9,659)         $ 15,041
                               ========          ========          ========          ========          ========          ========

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 9 -- CLOSURE OF MANUFACTURING FACILITIES:

      In the first quarter of fiscal 2001, the Company announced its plans to close its sewing facility located in Harlingen, Texas, which subsequently closed and ceased operations on May 11, 2001. Approximately 460 employees, primarily sew operators, were located at this facility. In the first quarter of 2001, the Company recorded a non-recurring charge of approximately $582,000 for closure costs and involuntary termination benefits. As of September 29, 2001, approximately $144,000 of the costs provided for in the first quarter of 2001 for lease obligations and other closure costs have not yet been paid and are included in other current liabilities in the accompanying balance sheet. The components of the liability established for the costs associated with this plant closure are as follows:

                                              MARCH 31,            SEPTEMBER 29,
                                                2001     PAYMENTS      2001
                                              --------   --------    --------
Severance and other termination benefits....  $346,000   $339,000    $  7,000
Lease obligations...........................   167,000     60,000     107,000
Other closure costs.........................    69,000     39,000      30,000
                                              --------   --------    --------
    Total...................................  $582,000   $438,000    $144,000
                                              ========   ========    ========

      In the second quarter of fiscal 2001, the Company announced its plans to close its fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001. Approximately 110 employees, primarily print operators, were located at this facility. In the second quarter of 2001, the Company recorded a non-recurring charge of approximately $534,000 for closure costs and involuntary termination benefits. As of September 29, 2001, approximately $299,000 of the costs provided for in the second quarter of 2001 for severance and other closure costs have not yet been paid and are included in other current liabilities in the accompanying balance sheet. The components of the liability established for the costs associated with this plant closure are as follows:

                                              JUNE 30,             SEPTEMBER 29,
                                                2001     PAYMENTS      2001
                                              --------   --------    --------
Severance and other termination benefits....  $328,000   $126,000    $202,000
Other closure costs.........................   206,000    109,000      97,000
                                              --------   --------    --------
    Total...................................  $534,000   $235,000    $299,000
                                              ========   ========    ========

     Additionally, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recorded in the first quarter of 2001 a non-cash charge of approximately $742,000 related to the writedown of the asset value of its Harlingen, Texas facility to its estimated net realizable value. In the second quarter of 2001, the Company recorded a non-cash charge of approximately $2,414,000 related to the writedown of the asset value of its fabric printing operations in Barnesville, Georgia to its estimated net realizable value. The assets from the Barnesville facility are included in assets held for sale on the accompanying balance sheet as of September 29, 2001.

     In connection with the Acquisition, the Company reevaluated the requirements for certain manufacturing operations which it had previously planned to maintain to support its long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, the Company decided to exit certain manufacturing operations. Accordingly, on October 23, 2001, the Company announced its plans to close its cutting and fabric warehouse operations located in Griffin, Georgia, its embroidery operation located in Milner, Georgia, its bed and bath sewing and finishing operation located in Barnesville, Georgia, and its sewing facility located in San Pedro, Dominican Republic before the end of fiscal 2001. At Acquisition, the Company established a liability for these plant closures. The number of employees affected by these closures is as follows:

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 9 -- CLOSURE OF MANUFACTURING FACILITIES: (CONTINUED)

                                                                       NUMBER OF
                     FACILITY                                          EMPLOYEES
-------------------------------------------------------------------    ---------
San Pedro, Dominican Republic (sewing operators)....................      468
Griffin, Georgia (cutting and warehouse operators) .................      170
Milner, Georgia (embroidery operators)..............................       90
Barnesville, Georgia (sewing operators).............................       60

     The components of the liability established for the costs associated with these plant closures are as follows:

                                            AUGUST 15,               SEPTEMBER 29,
                                               2001       PAYMENTS       2001
                                            ----------    --------    ----------
Severance and other termination benefits    $1,277,000    $   --      $1,277,000
Lease obligations ......................       947,000        --         947,000
Other closure costs ....................       128,000        --         128,000
                                            ----------    --------    ----------
     Total .............................    $2,352,000    $   --      $2,352,000
                                            ==========    ========    ==========

NOTE 10 -- OTHER EXIT COSTS:

     In connection with the Acquisition, the Company announced its decision to terminate an initiative being evaluated to open full price retail stores. Accordingly, the Company has recorded liabilities in its Acquisition purchase price allocation to terminate three employees, exit a consulting contract and provide for related lease obligations for space in its corporate office devoted to this initiative. The components of the liability established to terminate this initiative are as follows:

                                             AUGUST 15,              SEPTEMBER 29,
                                               2001       PAYMENTS       2001
                                            ----------    --------    ----------
Severance and other termination benefits    $  490,000    $   --      $  490,000
Professional fees ......................       670,000        --         670,000
Lease obligations ......................     2,413,000        --       2,413,000
                                            ----------    --------    ----------
     Total .............................    $3,573,000    $   --      $3,573,000
                                            ==========    ========    ==========

NOTE 11 -- RECENT ACCOUNTING PRONOUNCEMENTS:

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133". Provisions of SFAS 133 are effective as of the beginning of fiscal 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS 133 did not have an impact on the financial position or results of operations of the Company at the required adoption date or as of September 29, 2001 and the periods then ended.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 11 -- RECENT ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

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

      SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of this statement. Prior to the provisions of SFAS 142 going into effect, amortization of goodwill and tradename amounted to approximately $800,000 per quarter.

      In connection with the Acquisition, the Company has adopted the provisions of SFAS 141 and SFAS 142. Accordingly, the Company's tradename and goodwill have been deemed to have indefinite lives and will no longer be amortized. The Company's licensing agreements, however, have been recognized in the allocation of the Acquisition purchase price and will be amortized over the average three year life of such agreements as it has been determined that these agreements have finite lives.

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

NOTE 12 -- SENIOR CREDIT FACILITY:

      In connection with the Acquisition, the Company entered into a new senior credit facility with Goldman, Sachs & Co., as the lead arranger, Fleet National Bank, as the administrative agent, and other lenders. The senior credit facility provides for aggregate borrowings by the Company of up to $185.0 million, including a $125.0 million term loan and a $60.0 million revolving credit facility. As of September 29, 2001, there was outstanding $125.0 million in term loan borrowings and $4.6 million in revolving credit borrowings (excluding approximately $11.1 million in outstanding letters of credit) and approximately $44.3 million of unused commitment under the senior credit facility for working capital and other corporate purposes.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 12 -- SENIOR CREDIT FACILITY: (CONTINUED)

      Amounts outstanding under the senior credit facility accrue interest, at the Company's option, at a rate per annum equal to either: (1) the base rate, as defined in the senior credit facility, or (2) an adjusted Eurodollar rate, as defined in the senior credit facility, in each case plus an applicable interest margin. The applicable interest margin for the term loan is initially 3.50% for Eurodollar rate loans and 2.50% for base rate loans. The applicable interest margin for the revolving credit facility is initially 3.00% for Eurodollar rate loans and 2.00% for base rate loans. After March 31, 2002, the applicable interest margins for the term loan and the revolving credit facility will be subject to quarterly reduction based on the Company's achievement of certain performance targets. The interest rate otherwise payable under the senior credit facility will increase by 2.00% per annum during the continuance of a payment default.

      Principal borrowings under the term loan are due and payable in quarterly installments of approximately $.313 million beginning December 31, 2001 through September 30, 2007 and approximately $29.4 million from December 31, 2007 through September 30, 2008. Interest is payable at interest rate reset dates, not to exceed six months. The outstanding balance of the revolving credit facility is payable in full on August 15, 2006 and interest is payable quarterly.

      The Company is required to prepay borrowings under the senior credit facility in specified amounts and under specified circumstances such as certain asset sales, cash insurance proceeds, cash proceeds from the Company's issuance of equity and excess cash flows, all as defined in the senior credit facility agreement. Subject to certain conditions, the Company may make optional prepayments of loans without premium or penalty.

      The senior credit facility is collateralized by substantially all of the Company's personal property and some of the Company's real property and a pledge of all the issued and outstanding stock of the Company and the Company's domestic subsidiaries, as well as 65% of the issued and outstanding stock of the Company's foreign subsidiaries. All of the Company's obligations under the senior credit facility are guaranteed by Holdings and all of the Company's present and future domestic subsidiaries.

      The senior credit facility contains certain covenants, which among other things, limit the incurrence of additional indebtedness, mergers, acquisitions and sales of assets; the incurrence of liens or other encumbrances, guarantees or pledges; the payment of dividends and repurchases of common stock; prepayments of equity and subordinated debt instruments, including the 10 7/8% senior subordinated notes; investments; and certain transactions with affiliates. The senior credit facility requires the Company to meet financial tests, including, without limitation: maximum leverage; minimum interest coverage; maximum capital expenditures; and minimum fixed charge coverage.

      The senior credit facility contains customary events of default including, among other things payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the 10 7/8% senior subordinated notes; events of bankruptcy and insolvency; judgment defaults; invalidity of any guarantee or impairment of any collateral interests supporting the senior credit facility; and a change in the Company control, as defined in the senior credit facility.

      The Company is also required to pay a periodic administrative agent's fee, a letter of credit fee equal to the applicable interest margin for Eurodollar rate loans under the revolving credit facility, and letter of credit fronting fees.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 13 -- SENIOR SUBORDINATED NOTES:

      In connection with the Acquisition, the Company also issued $175.0 million of 10 7/8% senior subordinated notes, less a discount of $1.3 million (the "Notes"). Interest on the Notes accrues at the rate of 10.875% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2002. Unless redeemed earlier, principal on the Notes is due in full on August 15, 2011. At any time prior to August 15, 2004, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

      (1) at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption (excluding the Notes held by the Company and its Subsidiaries); and

      (2) the redemption occurs within 90 days of the date of the closing of such equity offering.

      Except pursuant to the preceding paragraph, the Notes will not be redeemable at the Company's option prior to August 15, 2006.

      After August 15, 2006, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

               YEAR                                       PERCENTAGE
               ----                                       ----------
               2006.....................................  105.438%
               2007.....................................  103.625%
               2008.....................................  101.813%
               2009 and thereafter......................  100.000%

      The Notes contain provisions and covenants including limitations on other indebtedness, restricted payments and distributions, sales of assets, subsidiary stock, liens and certain other transactions.

      On November 5, 2001, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") related to an Exchange Offer of $175.0 million of 10 7/8% Series B senior subordinated notes for a like amount of the 10 7/8% senior subordinated notes issued in the August 15, 2001 private placement. Terms of the exchange notes will be the same as Notes issued on August 15, 2001.

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

RESULTS OF OPERATIONS

     THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000

     The 2001 results discussed below represent the mathematical addition of the historical results for the period from December 31, 2000 through August 14, 2001 (the "Predecessor" period) and the period from August 15, 2001 through September 29, 2001 (the "Successor" period) for purpose of the discussion below only.

     While this approach is not consistent with generally accepted accounting principles, due to the new basis of accounting established at the Acquisition date, management believes it is the most practical way to comment on the results of operations.

     As a result of the Acquisition, the Company's assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. In addition, the Company entered into new financing arrangements and had a change in its capital structure. The one and one-half month period prior to the Acquisition reflects non-recurring charges, principally Company and sellers' expenses, such as management bonuses and professional fees, and an extraordinary charge for debt prepayment penalties and the write off of deferred debt issuance costs on debt retired as a result of the Acquisition and refinancing. All Predecessor periods included amortization expense on the Company's tradename and goodwill. The period subsequent to the Acquisition reflects increased interest expense, the amortization of licensing agreements and cessation of amortization on the Company's tradename and goodwill due to the adoption of SFAS 141 and 142. Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

    In the third quarter of fiscal 2001, consolidated net sales increased $12.1 million (8.3%) to $157.8 million from $145.6 million in the third quarter of fiscal 2000. Consolidated net sales for the first nine months of 2001 were $378.8 million, an increase of $39.5 million (11.6%) compared to $339.3 million in the first nine months of 2000.

    The Company's total wholesale sales increased $9.0 million (11.2%) to $89.5 million in the third quarter of 2001 from $80.5 million in the third quarter of 2000. Excluding discount channel and off-price sales, wholesale revenue increased $4.9 million (6.4%) in the third quarter of 2001 to $80.4 million from $75.5 million in the third quarter of 2000. The increase in wholesale sales during the third quarter of 2001 was driven primarily by strong performance in the sleepwear and playwear product categories.

    Total wholesale sales increased $27.4 million (14.7%) to $213.1 million in the first nine months of 2001 from $185.8 million in the first nine months of 2000. In the first nine months of 2001, wholesale sales, excluding discount channel and off-price sales, increased $13.5 million (7.8%) to $187.9 million from $174.4 million in the first nine months of 2000. The increase in wholesale sales during the first nine months of 2001 reflects strong performance in all product categories. Strong product performance reflects improvements in fabrics, garment construction, embroideries and prints made possible through the Company's global sourcing capabilities.

    Over the past two years, the Company began its transition from a domestic, vertically-integrated manufacturing company to a global sourcing company. In addition to operating leased sewing facilities in Central America, the Caribbean and Mexico, the Company has built full-package sourcing capabilities, which has enabled the Company to source better products at lower costs than the Company believes are available domestically.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

      The Company launched the TYKES brand in the discount channel in the fourth quarter of 2000, the revenues from which were $5.5 million and $15.0 million for the three and nine-month periods ended September 29, 2001, respectively. This contributed to the overall increase in total wholesale sales for these periods.

      Off-price sales (merchandise sold at more than 25% off regular wholesale prices) decreased $1.3 million to $3.6 million in the third quarter of 2001 from $5.0 million in the third quarter of 2000. Off-price sales were 2.3% of total sales in the third quarter of 2001 compared to 3.4% in the third quarter of 2000. Off-price sales for the first nine months of 2001 decreased $1.1 million to $10.3 million from $11.4 million in the first nine months of 2000. Off-price sales were 2.7% of total sales in the first nine months of 2001 compared to 3.4% in the first nine months of 2000.

      The Company's retail outlet store sales were $68.3 million in the third quarter of 2001, which represented an increase of $3.1 million (4.8%) compared to the third quarter of 2000. Comparable store sales increased 2.9% in the third quarter of 2001. Retail outlet store sales increased $12.1 million (7.9%) in the first nine months of 2001 to $165.6 million from $153.5 million in the first nine months of 2000. Comparable store sales increased 5.4% in the first nine months of 2001. Sales in each of the Company's major product categories, baby, sleepwear and playwear, increased during the third quarter and first nine months of 2001 compared to similar periods of 2000. During the third quarter of 2001, the Company opened one store. During the first nine months of 2001, five stores were opened and two stores were closed. There were 150 outlet stores operating as of September 29, 2001 compared to 148 as of September 30, 2000. The Company plans to open six stores and close three stores in the last quarter of 2001.

      The Company's gross profit increased $3.7 million (6.6%) to $60.2 million in the third quarter of 2001 from $56.5 million in the third quarter of 2000. Gross profit as a percentage of net sales in the third quarter of 2001 decreased to 38.2% from 38.8% in the third quarter of 2000. The decrease in gross profit as a percentage of net sales in the third quarter of 2001 reflects a higher mix of discount channel revenues and a $1.7 million amortization charge related to the step-up in the inventory valuation at Acquisition but are offset by the Company's continuing transition from domestic manufacturing towards full package and partial package sourcing capabilities. Excluding the $1.7 million Acquisition adjustment, gross profit as a percentage of net sales would have been 39.2% of net sales in the third quarter of 2001. In the first nine months of 2001, gross profit increased $11.6 million (9.0%) to $140.3 million compared to $128.6 million in the first nine months of 2000. Gross profit as a percentage of net sales in the first nine months of 2001 decreased to 37.0% compared to 37.9% in the first nine months of 2000. The decrease in gross profit as a percentage of net sales in the first nine months of 2001 reflects the benefit from the change in product sourcing strategies mentioned above offset by a higher mix of discount channel revenues, certain costs attendant to the Harlingen, Texas and Barnesville, Georgia plant closures in the first half of 2001 and a $1.7 million charge related to the amortization of the step-up in the inventory valuation at Acquisition. Excluding this Acquisition adjustment, gross profit as a percentage of net sales would have been 37.5% in the first nine months of 2001. The Company currently estimates that gross profit as a percentage of net sales for fiscal 2001 will be comparable to fiscal 2000.

      Selling, general and administrative expenses for the third quarter of 2001 increased $3.7 million (9.2%) to $43.6 million from $39.9 million in the third quarter of 2000. Selling, general and administrative expenses as a percentage of net sales increased to 27.6% in the third quarter of 2001 from 27.4% in the third quarter of 2000. The increase in selling, general and administrative expenses as a percentage of net sales is attributed to additional investments in brand marketing partially offset by the benefit from continued increases in comparable retail outlet store growth. In the first nine months of 2001, selling, general and administrative expenses increased $10.8 million (10.3%) to $115.9 million from $105.1 million in the first nine months of 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 30.6% in the first nine months of 2001 from 31.0% in the first nine months of 2000. The decrease in selling, general and administrative expenses as a percentage of net sales is attributed to the benefit from continued increases in comparable retail outlet store growth and lower distribution costs relative to net sales, partially offset by investments in brand marketing. Included in selling, general and administrative expenses are $0.3 million and $1.1 million of costs incurred in connection with activity leading up to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

Acquisition discussed in Note 1 to the accompanying financial statements for the three and nine-month periods ended September 29, 2001, respectively.

     Royalty income was $2.5 million and $1.4 million in the third quarter of 2001 and 2000, respectively, and $6.0 million and $3.8 million in the first nine months of 2001 and 2000, respectively. The increases in royalty income for the third quarter and the first nine months of 2001 are attributed to the extension of the Company's brands through new licensing arrangements and an increase in average royalty rates.

     As described in Note 9 to the accompanying financial statements, the Company closed two of its manufacturing facilities during the first nine months of fiscal 2001. In the first quarter of fiscal 2001, the Company closed its Harlingen, Texas sewing facility and recognized a non-recurring charge of approximately $582,000 related to certain closure costs and involuntary termination benefits. Additionally, the Company recorded a non-cash charge of approximately $742,000 related to the writedown of the asset value to its estimated net realizable value. In the second quarter of fiscal 2001, the Company closed its fabric printing operations located in Barnesville, Georgia and recognized a non-recurring charge of approximately $534,000 related to certain closure costs and involuntary termination benefits. Additionally, the Company recorded a non-cash charge of approximately $2,414,000 related to the writedown of the asset value to the printing facility's estimated net realizable value.

     As described in Note 1 to the accompanying financial statements, the Company incurred Acquisition related non-recurring charges in connection with the sale of the Company including $4.5 million in management bonuses and $6.8 million in seller expenses, during the one and one-half month period ended August 14, 2001.

     Operating income for the third quarter of 2001 decreased $10.1 million to $7.8 million compared to $18.0 million in the third quarter of 2000. Operating income in the first nine months of 2001 decreased $12.6 million to $14.8 million compared to $27.4 million in the first nine months of 2000. The decreases primarily reflect the effects of the non-recurring Acquisition related and plant closure costs. Excluding such charges, operating income for the third quarter and first nine months of 2001 would have increased $1.5 million and $4.1 million, respectively, compared to the comparable periods in 2000.

     Net interest expense in the third quarter of 2001 increased $1.5 million to $6.0 million from $4.4 million in the third quarter of 2000. Net interest expense for the first nine months of 2001 increased $1.5 million to $13.8 million from $12.3 million in the first nine months of 2000. Average revolver borrowings during the first nine months of 2001 were $7.6 million compared to $6.7 million in the first nine months of 2000. These increases are attributed primarily to significant additional borrowings resulting from the Acquisition and refinancing. Prior to the Acquisition, interest expense for the seven and one-half month period ended August 14, 2001 was approximately $10.1 million, an amount comparable to similar periods in 2000. At September 29, 2001, outstanding debt aggregated $303.3 million compared to $141.9 million at September 30, 2000.

     The Company's effective tax rate was 40% for the one and one-half month period ended September 29, 2001; 14.5% for the seven and one-half month period ended August 14, 2001; and 40% for the nine-month period ended September 30, 2000. The 14.5% benefit against the Company's pretax loss for the seven and one-half month period ended August 14, 2001 is primarily a result of goodwill amortization and certain seller's expenses incurred in connection with the Acquisition that are not deductible for tax purposes.

     As described in Note 1 to the accompanying financial statements, the Company incurred an extraordinary loss during the one and one-half month period ended August 14, 2001 in connection with the Acquisition and refinancing due to the write off of deferred debt issuance costs and debt prepayment penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     As a result of the factors described above, the Company reported a net loss of approximately $7.5 million in the third quarter of 2001 compared to net income of approximately $8.1 million in the third quarter of 2000. Loss before cumulative effect of change in accounting principle in the first nine months of 2001 was $8.1 million compared to income before cumulative effect of change in accounting principle of $9.0 million in the first nine months of 2000.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company has historically financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow and funds borrowed under the Company's revolving credit facilities.

     Net accounts receivable at September 29, 2001 were $49.7 million compared to $37.8 million at September 30, 2000. Such increases reflect a higher level of wholesale shipments in the latter part of the third quarter ended September 29, 2001 compared to the comparable period in 2000. Due to the seasonal nature of the Company's operations, the net accounts receivable balance at September 29, 2001 is not comparable to the net accounts receivable balance at December 30, 2000.

     Inventories at September 29, 2001 were $104.9 million, an increase of 2.5% compared to $102.3 million at September 30, 2000. Included in the September 29, 2001 inventory balance is $2.9 million associated with an inventory fair market valuation in connection with the Acquisition discussed in Note 1 to the accompanying financial statements. Due to the seasonal nature of the Company's operations, inventories at September 29, 2001 are not comparable to inventories at December 30, 2000.

     The Company invested $12.2 million and $6.2 million in capital expenditures during the first nine months of 2001 and 2000, respectively. The Company plans to invest approximately $20.5 million in capital expenditures in 2001. Major investments include retail outlet store openings and remodeling, fixturing programs for wholesale customers and the relocation of Carter's corporate headquarters to Atlanta, Georgia.

     The Company increased its level of indebtedness in connection with the Acquisition. At September 29, 2001, the Company had $303.3 million of debt outstanding, consisting of $173.7 million of 10 7/8% senior subordinated notes, $125.0 million in term loan borrowings and $4.6 million in revolver borrowings under the new senior credit facility at September 29, 2001, exclusive of approximately $11.1 million of outstanding letters of credit. At September 29, 2001, the Company had approximately $44.3 million of financing available under the revolving credit portion of the new senior credit facility. Principal borrowings under the term loan are due and payable in quarterly installments of approximately $.313 million beginning December 31, 2001 through September 30, 2007 and approximately $29.4 million from December 31, 2007 through September 30, 2008. Interest is payable at interest rate reset dates, not to exceed six months. The outstanding balance of the revolving credit facility is payable in full on August 15, 2006 and interest is payable quarterly.

     The Company believes that cash generated from operations, together with availability under the revolving credit portion of the new senior credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

     On May 1, 2001 and April 28, 2000, the Company paid semi-annual dividends of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. All of the Company's redeemable preferred stock was cancelled in connection with the Acquisition.

IMPACT OF THE TRANSACTIONS

     As a result of the Acquisition, the Company's assets and liabilities have been adjusted to their fair value as of the closing. The Company has also increased its aggregate borrowings in connection with the new financing arrangements entered into in connection with the Acquisition. Accordingly, depreciation expense will be lower and amortization and interest expenses will be higher in periods following the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

transactions. A significant portion of the purchase price has been allocated to the Company's tradename. As an asset with an indefinite life, this asset will not be amortized, unless and until determined it has a definite life, but it will be subject to periodic impairment review. The excess of the total purchase price over the value of assets at closing has been allocated to goodwill, and will be subject to periodic impairment review. In connection with the Acquisition, the Company reevaluated the requirements for certain manufacturing operations which it had previously planned to maintain to support its long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, the Company decided to exit certain manufacturing operations. This decision was made in consultation with the new owners in advance of the Acquisition. Accordingly, the Company has identified one foreign and two domestic manufacturing facilities for closure by the end of fiscal 2001. In addition to lowering inventory levels, the Company expects our sourcing strategy to further streamline operations by taking advantage of sources of supply nearer to our current offshore locations, as well as to expand the use of lower cost third-party full packaging suppliers. Also in connection with the Acquisition, the Company has determined to abandon an initiative to open a new line of retail stores. This has led to the dismissal of three employees, to terminate a consulting contract and to seek to sublet related office space in corporate office. The allocation of the purchase price includes approximately $5.9 million in exit costs associated with the above decisions.

EFFECTS OF INFLATION

     The Company is affected by inflation primarily through the purchase of raw material, increased operating costs and expenses and higher interest rates. The effects of inflation on the Company's operations have not been material in recent years.

SEASONALITY

     The Company experiences seasonal fluctuations in its sales and profitability, with generally lower sales and gross profit in the first and second quarters of its fiscal year. Accordingly, the results of operations for the three and nine-month periods ended September 29, 2001 are not indicative of the results to be expected for the full year.

MARKET RISKS

     In the operation of its business, the Company has market risk exposures to sourcing products internationally, raw material prices and interest rates. Each of these risks and the Company's strategies to manage the exposure are discussed below.

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

     The Company's operating results are subject to risk from interest rate fluctuations on debt which carries variable interest rates. At September 29, 2001, outstanding debt aggregated $303.3 million, of which $129.6 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase the Company's annual interest expense by $1,296,000.

                           PART II--OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

       In January 2001, The Little Tikes Company filed a lawsuit against the Company in federal court in Illinois alleging that the Company abandoned its rights to use the TYKES trademarks and that the Company's use of the TYKES and BABY TYKES trademarks infringe The Little Tikes Company's rights in its Little Tikes trademarks. The lawsuit sought an order canceling the Company's trademark registrations for Tykes and preventing the Company from using them and its Baby Tykes trademarks to sell its products. In addition, Little Tikes seeks other relief that the court might deem appropriate. The Company has defended its right to use these trademarks. In May 2001, the court dismissed the lawsuit, but it allowed The Little Tikes Company to reinstate its claim before July 31, 2001 if the Company did not reach a settlement before that date. A settlement was not reached, and The Little Tikes Company reinstated its claim in order to preserve its rights. The parties recently have reached an agreement in principle to settle the case and are in the process of finalizing a written settlement agreement. In October 2001, the court again dismissed the lawsuit, but it will allow The Little Tikes Company to reinstate its claim if the settlement agreement is not finalized. The Company believes that if the usage of these trademarks was ever prevented, the Company would be able to develop alternative trademarks for its products without having a material adverse effect on operating results.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

       On August 15, 2001, the holder of all 1,000 shares of common stock of the Company, voted by unanimous written consent to accept the resignation of two previous directors and to elect the following directors: Frederick J. Rowan, II, Joseph Pacifico, David A. Brown, Bradley M. Bloom and Ross M. Jones. No other directors continued in office after the vote.

       On August 15, 2001 the holder of all 1,000 shares of common stock of the Company, voted by unanimous written consent to amend and restate the articles of organization of the Company.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K

       The Company filed a Current Report on Form 8-K with the Commission on July 16, 2001. Under Item 5 of the report, the Company announced that its parent, Carter Holdings, Inc. ("Holdings"), the Holdings stockholders and CH Acquisitions LLC, a Delaware limited liability company ("CH Acquisitions"), had entered into a Stock Purchase Agreement, dated as of July 12, 2001, pursuant to which CH Acquisitions would acquire substantially all of the outstanding capital stock of Holdings.

       The Company also filed a Current Report on Form 8-K with the Commission on July 27, 2001. Under Item 5 of the report, the Company announced that it would raise $175.0 million in gross proceeds through an offering of Senior Subordinated Notes due 2011.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE WILLIAM CARTER COMPANY


Date: November 13, 2001    /s/ FREDERICK J. ROWAN, II
                           --------------------------
                             Frederick J. Rowan, II
                                  CHAIRMAN,
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date: November 13, 2001       /s/ MICHAEL D. CASEY
                           --------------------------
                                Michael D. Casey
                            SENIOR VICE PRESIDENT AND
                             CHIEF FINANCIAL OFFICER