Form 10-K405
period 2001-12-29
CARTER WILLIAM CO /GA/
filed 2002-03-14
CIK 795363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29,
           2001
   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
           ACT

                            COMMISSION FILE NUMBER:

                                   333-22155
                                ----------------

                           THE WILLIAM CARTER COMPANY

             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                               04-1156680
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

                                 THE PROSCENIUM
                      1170 PEACHTREE STREET NE, SUITE 900
                             ATLANTA, GEORGIA 30309
          (Address of principal executive offices, including zip code)

                                 (404) 745-2700
              (Registrant's telephone number, including area code)

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

Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    The William Carter Company ("Carter's," "we," "our" and "us") is the largest branded marketer of baby apparel and a leading marketer of young children's apparel. Over our 137 years of operation, CARTER'S has become one of the most highly recognized and trusted brand names in the children's apparel industry. We sell our products under the CARTER'S, CARTER'S CLASSICS and TYKES brand names to more than 8,200 department, national chain, specialty and discount stores, representing over 420 accounts, as well as through our 151 retail outlet stores. Our wholesale channel represented 56% of our total sales and our retail outlet channel represented 44% for the fiscal year ended December 29, 2001. In the department, national chain, specialty and outlet store distribution channels, we are the leading provider of layette, baby sleepwear and young children's sleepwear. Our market share in fiscal 2001 in the department, national chain, specialty and outlet store distribution channels was approximately 27% for layette, approximately 45% for baby sleepwear and approximately 34% for young children's sleepwear. Our top wholesale customers include Kohl's, Kids R Us, JCPenny, Sears, Federated, May Company, Mervyn's and Target. Our market share data is based on information provided by the NPD Group, Inc. In the past year, NPD Group, Inc. has improved the way it collects its data, and therefore while our market share data is not directly comparable to market share data we have reported for prior years, it is more representative of consumer behavior. In each of these categories, our market share in these channels was more than five times that of our nearest branded competitor. We focus on marketing high-volume, core products, such as bodysuits, pajamas and blanket sleepers that are insulated from changes in fashion trends and generate consistent demand from season to season.

    The William Carter Company is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). Holdings has no significant assets or investments other than the shares of stock of The William Carter Company.

    We are a Massachusetts corporation. Our principal executive office is located at The Proscenium, 1170 Peachtree Street NE, Suite 900, Atlanta, Georgia 30309, and our telephone number is (404) 745-2700.

PRODUCTS AND MARKETS

    We design, manufacture, source and market a broad array of baby and young children's apparel. We have three strategic business units focused on baby, sleepwear and playclothes. We are the leader in the baby and sleepwear portions of the market and have a strong presence in the young children's playclothes market. We also license our brand names to other companies to create a complete collection of coordinating products including bedding, strollers, underwear, shoes, room decor, toys and more. Our brand positioning is based on our strategy of creating quality core products that are differentiated through imaginative and creative artistic application.

BABY

    We are the leading brand in baby for the following products: layette, baby sleepwear and baby playclothes. In fiscal 2001, we generated $177.7 million in sales of these products. Layette includes a complete range of products primarily made of cotton for newborns, including bodysuits, undershirts, towels, washcloths, receiving blankets, layette gowns, bibs, caps and booties. We are the leading supplier of layette products within the department, specialty, national chain and outlet store distribution channels. We attribute our leading market position to our distinctive print designs, unique embroideries and our reputation for quality. We tier our products through marketing programs targeted toward three consumer groups: gift-givers, experienced mothers and first-time mothers. JUST ONE YEAR, or JOY,

LIMITED EDITIONS and CARTER'S CLASSICS are complete nursery programs designed for first-time mothers and gift-givers. CARTER'S STARTERS, the core component of our layette business, provides the experienced mother with the essentials in value-focused multi-packs. Our primary competitors in the layette market are private label manufacturers and manufacturers of licensed-character products.

SLEEPWEAR

    Sleepwear includes pajamas, cotton long underwear and blanket sleepers in sizes 12 months to 7. In fiscal 2001, we generated $142.5 million in sales of these products. We are the leading supplier of sleepwear products within the department, specialty, national chain and outlet store distribution channels. As in layette, we try to differentiate our sleepwear products from the competition by offering high volume core products with creative artwork in consumer-tested prints and embroideries with an emotional appeal. In addition, we believe our sleepwear product line features more functional, higher quality products than those of our competitors. When we introduced flame-retardant cotton sleepwear in 2000, we strengthened our leading position in the sleepwear industry. Our primary competitors in the sleepwear market are private label manufacturers and licensed character products.

PLAYCLOTHES

    Playclothes includes knit and woven cotton apparel for everyday use. In fiscal 2001, we generated $130.9 million in sales of these products. The market for baby and young children's playclothes apparel, sizes 0-7, in fiscal 2001 was almost six times the size of the layette and sleepwear markets combined. We continue to focus on strengthening playclothes products by introducing original print designs and innovative artistic applications in order to increase sales and market share. We believe that this product focus, in addition to our high brand name awareness, strong wholesale customer relationships and expanded global sourcing capabilities, will increase our playclothes sales. The young children's playclothes market is highly fragmented, with no one branded competitor having more than a 4.5% share of the market.

OTHER PRODUCTS

    Other products include bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room decor and hair accessories, including products for which we license the CARTER'S, CARTER'S CLASSICS and TYKES names. In fiscal 2001, we generated $55.5 million in sales of these products through our retail outlet stores.

DISCOUNT STORE PRODUCT LINE

    Carter's launched a line for baby and toddler products at Target stores in the fourth quarter of 2000 representing our initial entry into the discount channel of distribution. This product line includes layette, sleepwear and baby playclothes along with a range of licensed products, including hosiery, bedding, toys and room decor products. We launched the line with a nationwide floor set in December 2000, using the TYKES brand name. We believe that our presence in Target stores, along with our comprehensive in-store signage and fixture program, will firmly establish our products in the discount store market. In fiscal 2001, we generated $25.4 million in baby and toddler apparel sales of the TYKES brand through Target and our retail outlet stores.

LICENSING


    We license the CARTER'S, CARTER'S CLASSICS and TYKES names to other companies for use on baby and young children's products including bedding, outerwear, shoes, socks, room decor, toys, stationery, strollers and hair accessories and related products. In fiscal 2001, we earned $7.6 million in royalty income on licensed products. In 1998, we entered into a license agreement for the rights to John

Lennon's Real Love artwork collection for use on children's apparel, accessories and related products. In 1999, we entered into an artwork agreement with Emu Namae, a Japanese artist, to use his art on children's apparel, accessories and licensed products. These artwork agreements are part of our LIMITED EDITIONS program which utilizes partnerships with outside artists and concepts to further distinguish our brand from our competitors.

PRODUCT DESIGN AND DEVELOPMENT

    Our product strategy is built on developing and marketing high-volume core products that are differentiated by creative application. Basic, high-volume core products are designed with simple and cost-effective construction. A high percentage of the products continue from season to season with the same fabric and construction, and are varied only through color and the artistic application of embroideries and prints. We have three strategic business teams focused on baby, sleepwear and playclothes. These business teams are skilled in identifying and developing high-volume, core products. Each team follows a disciplined approach to fabric use, color rationalization and productivity and is supported by a dedicated art department and state-of-the-art design systems. This disciplined approach to product design is meant to reduce risk and large seasonal fluctuations. We have a validation process for testing and introducing products. Artwork, color and product silhouettes are tested with consumer panels, key wholesale accounts and an internal creative steering committee. Additional quantitative measurements include pre-season bookings, weekly over-the-counter selling results and weekly re-order rates on baby products.

DISTRIBUTION AND SALES

    We sell our products to wholesale accounts and through our retail outlet stores. In fiscal 2001, sales through the wholesale channel, including discount channel revenues, accounted for 56% of total sales, while the retail outlet channel accounted for 44% of total sales. No one wholesale customer accounts for more than 10% of consolidated net sales.

WHOLESALE OPERATIONS

    We sell our products in the United States through a network of approximately 30 sales professionals. Sales professionals work with their respective department or specialty store account to establish annual plans for "basics" (primarily layette and certain baby apparel) within the CARTER'S, CARTER'S CLASSICS and TYKES lines. Once an annual plan has been established with an account, we place the account on our semi-monthly automatic reorder plan for "basics". Automatic reorder allows us to plan our sourcing requirements and benefits both us and our wholesale customers by maximizing our customers' in-stock positions, thereby improving sales and profitability. Our sleepwear and playclothes products are planned and ordered seasonally as new products are introduced.

RETAIL OPERATIONS

    We currently operate 151 retail outlet stores in 39 states featuring our quality merchandise, complemented by select brand accessories, apparel and licensed products. Our stores, which average 5,025 square feet per location, offer a broad assortment of baby, toddler and young children's apparel including layette, sleepwear, underwear, playclothes, swimwear, outerwear and related accessories.

    Business segment financial information for the wholesale and retail segments is contained in ITEM 8 "Financial Statements and Supplementary Data",
Note 16--"Segment Information" to the Consolidated Financial Statements.

MARKETING

    Our strategy has been to promote our brand image as the leader in baby apparel and to consistently provide quality products at a great value to consumers. To this end, we employ a disciplined marketing strategy which identifies and focuses on core products through consumer product testing. The market strategy focuses on brand and product presentation at the consumer point-of-purchase providing consistent, premium service, including delivering and replenishing products on time to fulfill customer and consumer needs.

    We believe that we have strengthened our brand image with the consumer through our marketing focus on core products along with emphasis on creative artwork in prints and embroideries. We also attempt to differentiate our products through fixturing, store-in-store shops and advertising with wholesale customers. We believe that frequent meetings between our executives and senior representatives from our key wholesale customers help maintain account relationships and further strengthen our brand's image in the marketplace.

PRODUCT SOURCING

    We continue to expand our global supply chain capabilities. Consistent with this strategy, since 1999 we have closed our remaining domestic manufacturing operations, including textile, printing, cutting, embroidery and sewing facilities. We also closed one offshore sewing facility. Fabric we previously produced is currently purchased from third-party manufacturers. In the United States, we currently operate three distribution centers. We operate two sewing facilities in Costa Rica and two sewing facilities in Mexico. We also source our products through contractual arrangements throughout the world.

    We believe that our sourcing arrangements are sufficient to meet current and planned operating requirements and that significant additional opportunities exist to further optimize our supply chain. Such opportunities include the reduction of product costs, cycle times and inventories. We will attempt to realize these reductions through investments in advanced information systems, the expansion of global sourcing relationships, reductions in stock-keeping units and product complexity and our continued focus on core product offerings.

DEMOGRAPHIC TRENDS

    Demographic and psychographic trends support strong and growing baby and young children's apparel markets and help insulate us from seasonal and fashion fluctuations. Highlights of these trends include:

    - a strong birth rate;

    - more money being spent on babies than ever before;

    - multiple births at record levels;

    - 40% of all births are first children; and

    - grandparents as a growing and more affluent market.

    In 2000 (the most current data available supplied by National Center for Health Statistics), 4.1 million births were reported and demographers project a progressive increase in births over the next 20 years that will ultimately surpass the original baby boom. Today's mother is more likely to be working outside the home and have more income to spend on her children's apparel. In addition, new families are being formed and higher levels of spending are required for a first child's wardrobe.

COMPETITION

    The baby and young children's apparel markets are highly competitive. Competition is generally based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and young children's markets. Our primary branded competitors include Health-Tex and Oshkosh B'Gosh, together with Disney licensed playclothes and sleepwear products, and numerous smaller branded companies. Although we believe that we do not compete directly with most private label manufacturers in sleepwear and playclothes, certain retailers, including several of our customers, have significant private label product offerings of these products. We do not believe that we have any significant branded competitors in our layette market because most of the alternative products are offered by private label manufacturers. Because of the highly fragmented nature of the industry, we also compete with several small, local manufacturers and retailers. Certain of our competitors have greater financial resources, larger customer bases and are less financially leveraged.

ENVIRONMENTAL MATTERS

    We are subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, our operations have resulted or may result in noncompliance with or liability pursuant to environmental laws. In 1998, the Lamar County (Georgia) Regional Solid Waste Authority asserted environmental claims against us related to the disposal of waste generated by one of our plants. The waste, which allegedly was contaminated, was allegedly deposited in unlined trenches at a local municipal solid waste landfill in Lamar County, Georgia during the 1970s. We paid $244,000 to settle certain of these claims in an agreement reached with the Authority on May 9, 2001. Generally, compliance with environmental laws has not had a material impact on our operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on our operations.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

    We own many trademarks and tradenames, including
Carter's-Registered Trademark-, Carter's Growbody-Registered Trademark-, Carter-Set-Registered Trademark-, Jamakins-Registered Trademark- and Today's Classics-Registered Trademark- as well as copyrights, most of which are registered in the United States and in 60 foreign countries. Under an agreement with The Little Tikes Company, we have licensed the right to use and to sublicense the TYKES trademark for use on our products sold at Target stores. Our rights to use this trademark on our clothing products on a royalty-free basis will expire on December 31, 2003 and on toys and other products will expire on December 31, 2001. After 2003, we may continue to sell clothing products and after 2001, we may continue to sell toys and other products using the TYKES brands, although these sales will be subject to a royalty agreement with The Little Tikes Company.

    We license the CARTER'S, CARTER'S CLASSICS and TYKES names along with many of our trademarks and tradenames to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, plush toys and shoes. We license the rights to John Lennon's Real Love artwork collection and the artwork of Emu Namae under agreements which expire December 31, 2003 and December 1, 2002. We have the right to exercise renewal options for the John Lennon artwork upon reaching licensing fee targets for the artwork.

EMPLOYEES

    As of December 29, 2001, we had 6,083 employees, 1,824 of whom were employed on a full-time basis in our domestic operations, 1,291 of which were employed on a part-time basis in our domestic operations and 2,968 of which were employed on a full-time basis in our offshore operations. None of our employees are unionized. We have had no labor-related work stoppages and believe that our labor relations are good.

RISKS RELATING TO OUR BUSINESS

OUR DEPENDENCE ON FOREIGN SUPPLY SOURCES MAY RESULT IN DISRUPTIONS TO OUR OPERATIONS IN THE EVENT OF POLITICAL INSTABILITY OR FOREIGN REGULATIONS.

    We currently source all of our sewing, embroidery, cutting and a substantial portion of our fabric production through our offshore facilities and other contractual arrangements throughout the world. We expect to continue to source more of our manufacturing and fabrics offshore over time. We may be adversely affected by:

    - political instability resulting in the disruption of trade from foreign countries in which our manufacturing facilities are located; and

    - the imposition of additional regulations relating to imports, duties, taxes and other charges on imports.

    These and other factors could result in the interruption of production in offshore facilities or a delay in our receipt of the products in the United States. These factors may be beyond our control and may have a material adverse effect on our financial condition and results of operations.

THE LOSS OF ONE OR MORE OF OUR MAJOR SUPPLIERS FOR RAW MATERIALS MAY RESULT IN AN INTERRUPTION OF OUR SUPPLIES.

    We purchase the majority of the fabrics we now source in the United States from a few vendors of each material. The loss of one or more of these suppliers could result in an interruption of supply, which could have an adverse effect on our results of operations.

WE DEPEND ON A SMALL NUMBER OF WHOLESALE CUSTOMERS AND THE LOSS OF ONE OR MORE COULD RESULT IN A MATERIAL LOSS OF REVENUES.

    Approximately 74% of our total wholesale sales, excluding our off-price and discount channel sales, for fiscal 2001 were derived from sales to our top seven customers, with no one customer accounting for more than 18.0% of such sales (or more than 9.0% of our total sales) in the period. We expect that these customers will continue to represent a significant portion of our wholesale sales in the future. A significant decrease in business from one or more of these customers could result in a material adverse effect on our financial condition and results of operations.

VARIOUS GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL RISKS APPLICABLE TO OUR BUSINESS MAY REQUIRE US TO TAKE ACTIONS WHICH LIMIT OUR BUSINESS AND INCREASE OUR COSTS.

    Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials. Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We have identified past non-compliance with environmental laws, including wastewater discharge and the possible discharge of other manufacturing byproducts at our textile manufacturing facility in Barnesville, Georgia. We may be required to make significant expenditures to comply with governmental laws and regulations. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not have a material adverse effect on our results of operations and financial condition.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO COMPETE EFFECTIVELY.

    We operate in a highly competitive industry. The baby and young children's apparel markets are highly competitive. Competition generally is based upon product quality, brand name recognition, price, selection, service and convenience. Both branded and private label manufacturers compete in the baby and young children's apparel markets. Our primary branded competitors include Health-Tex, Baby Gap and Oshkosh B'Gosh together with Disney-licensed products in playclothes, and numerous smaller branded companies, as well as Disney-licensed products in sleepwear. Some retailers, including several that are our customers, have significant private label product offerings in playclothes. Because of the highly fragmented nature of the industry, we also compete with many small, local manufacturers and retailers. Some of our competitors have greater financial resources than we do, have larger customer bases and are less financially leveraged. As a result, these competitors or others may be able to:

    - adapt to changes in customer requirements more quickly;

    - take advantage of acquisition and other opportunities more readily; and

    - devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

WE MAY NOT BE ABLE TO CONTINUE TO COMPETE SUCCESSFULLY IN OUR MARKET IF WE ARE UNABLE TO ACHIEVE WIDESPREAD MARKET ACCEPTANCE OF OUR NEW PRODUCTS.

    If we are unable to introduce new and innovative products that are attractive to our customers, or are unable to allocate sufficient resources to effectively market and advertise our products so that they achieve widespread market acceptance, we may not be able to compete effectively and our operating results and financial condition will be adversely affected.

THE CURRENT AND FUTURE ECONOMIC DOWNTURNS MAY ADVERSELY AFFECT OUR SALES.

    A downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our sales. Our success depends on the sustained demand for our products. Many factors affect the level of consumer spending on our products, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Consumer purchases of discretionary items, such as our products, tend to decline during recessionary periods when disposable income is lower. These downturns have been characterized by diminished product demand and subsequent accelerated erosion of average selling prices. A general slowdown in the economies in which we sell our products or even an uncertain economic outlook could adversely affect consumer spending on our products and, in turn, our sales and results of operations.

    Since the third quarter of 2000, the U.S. economy has shown signs of a downturn, and the recent political and social turmoil, including terrorist and military actions, have put further pressure on economic conditions in the U.S. and worldwide. If this general economic slowdown continues, it may adversely impact our future business and operating results.

RETAIL TRENDS COULD RESULT IN INCREASED DOWNWARD PRESSURE ON OUR PRICES.

    With the growing trend toward retail trade consolidation, we are increasingly dependent upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, scan-based trading and other conditions. Further consolidations in the retail industry could result in price and other competition that could damage our business.

THE LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT OUR BUSINESS.

    Our success depends largely on the efforts and abilities of our current senior management team. Their experience and industry contacts significantly benefit us. If we were to lose the benefit of their experience and contacts, our business could be adversely affected. See "Management--Employment Arrangements."

SEASONAL FLUCTUATIONS IN THE CHILDREN'S APPAREL MARKET MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

    We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. We believe that the seasonality of sales and profitability is a factor that affects the baby and young children's apparel industry generally and is due to retailer's emphasis on price reductions in the first quarter and promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product line.

OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER THE SENIOR SUBORDINATED NOTES.

    We are highly leveraged. As of December 29, 2001, we had total debt of approximately $298.7 million (of which $173.7 million consisted of the senior subordinated notes, net of unamortized discount of $1.3 million, and $125.0 million consisted of secured borrowings) and common stockholder's equity of approximately $157.7 million. For the fiscal year ended December 29, 2001, our ratio of earnings to fixed charges was 1.4 to 1. In addition, we and our subsidiaries are permitted to incur substantial additional indebtedness in the future.

    Our substantial indebtedness could have important consequences. For example, it could:

    - make it more difficult for us to satisfy our obligations with respect to the senior subordinated notes;

    - increase our vulnerability to general adverse economic and industry conditions;

    - limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

    - require us to dedicate a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

    - limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

    - place us at a competitive disadvantage compared to our competitors that have less debt.

    In addition, the indenture and our new senior credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

ITEM 2. PROPERTIES

    We operate 151 leased retail outlet stores located primarily in outlet centers across the United States, having an average size of 5,025 square feet. Our leases have an average term of approximately five years with additional five-year renewal options. Domestically, we own three distribution facilities, two in Georgia and one in Pennsylvania. We also own three manufacturing facilities, two of which are idle and currently held for sale. We own an office building in Georgia and lease office space in four buildings--two in Georgia, one in Connecticut and one in New York. In February 2001, we entered into a ten-year lease agreement for a new corporate office in Atlanta, Georgia. Internationally, we lease two sewing facilities in Costa Rica, one in the Dominican Republic and two in Mexico. In the fourth quarter of 2001, we closed the Dominican Republic sewing facility, and our lease obligation will terminate at the end of June 2002.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we have been involved in various legal proceedings. We believe that all of such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation, if resolved adversely to us, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for any class of our capital stock. All of our issued and outstanding capital stock is owned by Holdings.

    Our parent company, Holdings, and all of its stockholders entered into a stock purchase agreement on July 12, 2001 with a special purpose entity formed by Berkshire Partners LLC, ("Berkshire") its affiliates and associated investors to sell substantially all of the stock of Holdings (the "Acquisition"). The Acquisition closed on August 15, 2001.

    We paid dividends on our common stock held by our parent, Holdings, in the amount of approximately $60,000 during the period from December 31, 2000 through August 14, 2001 ("Predecessor"). Proceeds from the dividends were used by Holdings to repurchase shares of Holdings' stock owned by one of our former employees. In addition, during the Predecessor period from December 31, 2000 through August 14, 2001, Holdings made $60,000 in capital contributions to us in connection with the issuance of shares of Holdings' stock to one of our employees. On August 15, 2001, we paid a dividend of approximately
$128.6 million to Holdings. Holdings used these funds to repay debt and partially fund other payments in connection with the Acquisition, including payment to selling stockholders and option holders. Other than as described above, we have paid no dividends in fiscal years 2001 and 2000 on our common stock. We intend to retain all of our future earnings to finance our operations and do not anticipate paying cash dividends to common equity stockholders in the foreseeable future. Any decision made by our Board of Directors to declare dividends in the future will depend upon our future earnings, capital requirements, financial condition and other factors deemed relevant.
In addition, certain agreements to which we are a party restrict our ability to pay dividends on common equity (see Note 5 to the Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial and other data as of and for the five fiscal years ended December 29, 2001. As a result of certain adjustments made in connection with the Acquisition, the results of operations for the period from August 15, 2001 through December 29, 2001 (the "Successor" period) are not comparable to prior periods. The selected financial data for the five fiscal years ended December 29, 2001 were derived from our Audited Consolidated Financial Statements. Our fiscal year ends on the Saturday in December or January nearest to the last day of December.

    The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
ITEM 8 "Financial Statements and Supplementary Data".


                                               SUCCESSOR(A)                               PREDECESSOR
                                            ------------------   --------------------------------------------------------------
                                            FOR THE PERIOD       FOR THE PERIOD
                                                FROM                 FROM
                                            AUGUST 15, 2001      DECEMBER 31, 2000                  FISCAL YEARS
                                               THROUGH              THROUGH           -----------------------------------------
                                            DECEMBER 29, 2001    AUGUST 14, 2001        2000       1999       1998       1997
                                            ------------------   ------------------   --------   --------   --------   --------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING DATA:
Wholesale sales...........................       $136,167             $160,646        $256,094   $231,284   $236,486   $219,535
Retail sales..............................        108,091              127,088         215,280    183,312    171,696    143,419
                                                 --------             --------        --------   --------   --------   --------
    Total net sales.......................        244,258              287,734         471,374    414,596    408,182    362,954
Cost of goods sold........................        149,352              182,863         293,340    271,844    256,482    227,332
                                                 --------             --------        --------   --------   --------   --------
Gross profit..............................         94,906              104,871         178,034    142,752    151,700    135,622
Selling, general and administrative
  expenses................................         66,465               93,902         143,321    125,006    126,788    114,321
Acquisition-related non-recurring
  charges(b)..............................             --               11,289              --         --         --         --
Writedown of long-lived assets(c).........             --                3,156              --      7,124         --         --
Non-recurring charges-plant closure
  costs(d)................................           (268)               1,116              --         --         --         --
Royalty income............................         (2,624)              (4,993)         (5,808)    (4,233)    (2,510)    (1,790)
                                                 --------             --------        --------   --------   --------   --------
Operating income..........................         31,333                  401          40,521     14,855     27,422     23,091
Interest income...........................           (207)                 (73)           (303)        --         --         --
Interest expense..........................         11,307               10,133          16,294     17,748     18,525     17,571
                                                 --------             --------        --------   --------   --------   --------
Income (loss) before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle.......         20,233               (9,659)         24,530     (2,893)     8,897      5,520
Provision for (benefit from) income
  taxes...................................          7,395               (1,404)          9,731       (869)     3,616      2,429
                                                 --------             --------        --------   --------   --------   --------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle....................         12,838               (8,255)         14,799     (2,024)     5,281      3,091
Extraordinary item, net of tax benefit of
  $4,115(e)...............................             --                6,173              --         --         --         --
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $217(f).................................             --                   --             354         --         --         --
                                                 --------             --------        --------   --------   --------   --------
Net income (loss).........................       $ 12,838             $(14,428)       $ 14,445   $ (2,024)  $  5,281   $  3,091
                                                 ========             ========        ========   ========   ========   ========
Net (loss) income available to common
  stockholder.............................                            $(16,099)       $ 11,792   $ (4,677)  $  2,628   $    416
                                                                      ========        ========   ========   ========   ========
Pro forma net income (loss) assuming
  accounting change is applied
  retroactively...........................       $ 12,838             $(14,428)       $ 14,799   $ (1,608)  $  5,119   $  3,063
                                                 ========             ========        ========   ========   ========   ========

BALANCE SHEET DATA (END OF PERIOD):
Working capital(g)........................       $110,525                             $ 84,336   $ 81,508   $ 99,480   $ 87,482
Total assets..............................        604,162                              325,988    313,133    349,228    331,899
Total debt, including current
  maturities..............................        298,742                              141,400    142,300    167,600    157,100
Redeemable preferred stock(h).............             --                               19,116     18,902     18,682     18,462
Common stockholder's equity...............        157,715                               65,397     53,615     58,739     56,721

CASH FLOW DATA:
Net cash provided by operating
  activities..............................       $ 32,656             $  1,375        $ 26,637   $ 38,891   $  9,497   $  4,089
Net cash used in investing activities.....        (13,223)              (9,266)        (19,217)   (12,362)   (17,960)   (13,965)
Net cash provided by (used in) financing
  activities..............................          4,735                4,718          (7,138)   (27,100)     8,190     12,174

OTHER DATA:
EBITDA, as defined(i).....................       $ 37,983             $ 28,207        $ 58,041   $ 38,834   $ 43,021   $ 36,926
Gross margin..............................           38.9%                36.4%           37.8%      34.4%      37.2%      37.4%
Depreciation and amortization.............       $  6,918             $ 12,245        $ 17,520   $ 16,855   $ 15,599   $ 13,835
Capital expenditures......................          9,556                9,480          17,179     12,726     17,991     14,013

                     See Notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA

    (a) As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. In addition, we entered into new financing arrangements and changed our capital structure in connection with the Acquisition. At the time of the Acquisition, we also adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which affect the amortization of goodwill and other intangibles. Accordingly, the results of operations for the Successor period from August 15, 2001 through December 29, 2001 are not comparable to prior periods.

    (b) The Acquisition-related non-recurring charges for the Predecessor period from December 31, 2000 through August 14, 2001 includes $4.5 million in management bonuses and $6.8 million in other seller expenses.

    (c) The $3.2 million writedown of long-lived assets for the Predecessor period from December 31, 2000 through August 14, 2001 relates to the closure of two domestic manufacturing facilities closed in that period. The writedown for the 1999 fiscal year represents the $6.9 million writedown in the carrying value of our textile facility assets, for which the operations were closed in December 1999, and a $0.2 million loss on property, plant and equipment related to the closures of three domestic sewing facilities.

    (d) The $1.1 million plant closure non-recurring charge for the Predecessor period from December 31, 2000 through August 14, 2001 relates to closure costs associated with the two domestic manufacturing facilities closed in that period.

    (e) The extraordinary item for the Predecessor period December 31, 2000 through August 14, 2001 reflects the write-off of debt issuance costs of approximately $3.3 million, net of a tax benefit of approximately $1.3 million, and a debt prepayment penalty of approximately $7.0 million, net of tax benefit of approximately $2.8 million.

    (f) In fiscal 2000, we recorded the cumulative effect of a change in accounting principle in order to comply with guidance provided by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

    (g) Represents total current assets less total current liabilities.

    (h) We issued redeemable preferred stock in connection with the 1996 Investcorp acquisition of Holdings for $20.0 million, net of $2.2 million of fees associated with its issuance. This preferred stock was cancelled as part of the Acquisition as described in (a) above.

    (i) As defined for presentation in the selected financial data table, EBITDA represents earnings before interest, income tax expense, depreciation and amortization and also excludes the items referred to in notes (b), (c) and (d) above. Included in EBITDA for the Successor period from August 15, 2001 through December 29, 2001, is a $4.5 million charge related to the amortization of the step-up in the inventory valuation as of the Acquisition. Included in EBITDA for the Predecessor period from December 31, 2000 through August 14, 2001, are $1.3 million of costs incurred in connection with activities leading up to the Acquisition. EBITDA, as defined above, is presented because we believe it is helpful to securities analysts, investors and other interested parties in the evaluation of companies in our industry. It is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as an indicator of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. See the "Statements of Cash Flow" included in our financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this annual report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled "Risk Factors" in Item 1 of this annual report. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the "Risk Factors" section. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this annual report.

GENERAL

    We are the largest branded marketer of baby apparel and a leading marketer of young children's apparel. We sell our products to over 420 department, specialty and discount store customers, which together accounted for 56% of our sales during fiscal 2001. We also sell our products through our 151 retail outlet stores, which accounted for 44% of our sales during fiscal 2001.

    Consolidated net sales have increased from $363.0 million in 1997 to $532.0 million in 2001. This represents an average annual growth rate of 10.0%. During this period, wholesale sales have increased on average 7.8% annually, from $219.5 million to $296.8 million and retail sales have increased on average 13.2% annually, from $143.4 million to $235.2 million. The increase in wholesale sales resulted primarily from the success of product introductions and the strength of the CARTER'S brand in the market place relative to branded and private label competitors. The increase in retail sales resulted from new store openings and comparable store (stores open more than 12 months) sales increases.

    Our parent company, Holdings, and all of its stockholders entered into a stock purchase agreement on July 12, 2001 with a special purpose entity formed by Berkshire Partners LLC, its affiliates and associated investors to sell substantially all of the stock of Holdings. The Acquisition closed on August 15, 2001.

    In connection with the Acquisition, we issued $175.0 million of notes under a new senior subordinated loan facility and entered into an agreement for a new senior credit facility, including $125.0 million of new term loan borrowings and capacity to borrow up to $60.0 million under a revolving credit facility. In addition, Berkshire Partners and the other buyers invested capital of $145.5 million into Holdings, including an $18.3 million rollover of equity by our management. The Acquisition was accounted for as a purchase and has been reflected in our financial statements using pushdown accounting (See Note 1 to the Consolidated Financial Statements).

    The 2001 results discussed below represent the mathematical addition of the historical results for the Predecessor period from December 31, 2000 through August 14, 2001 and the Successor period from August 15, 2001 through
December 29, 2001 for purposes of the discussion below only. While this approach is not consistent with generally accepted accounting principles, due to the new basis of accounting established at the Acquisition date, management believes it is the most practical way to comment on the results of operations.

    As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. In addition, we entered into new financing arrangements and had a change in our capital structure. The seven and one-half month period prior to the Acquisition includes certain Acquisition-related non-recurring charges, principally sellers' expenses, such as management bonuses and professional fees, and an extraordinary charge for debt prepayment penalties and the write-off of deferred debt issuance costs on debt retired as a result of the Acquisition and refinancing. All Predecessor periods presented included amortization expense on our tradename and goodwill. The period subsequent to the Acquisition reflects increased interest expense, the amortization of licensing agreements and cessation of amortization on our tradename and goodwill due to the adoption of SFAS 141 and 142. Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

RESULTS OF OPERATIONS

    The following table sets forth certain components of our Consolidated Statements of Operations data expressed as a percentage of net sales:

                                                                  FISCAL YEARS
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
STATEMENTS OF OPERATIONS:
-------------------------
Wholesale sales........................................    55.8%      54.3%      55.8%
Retail sales...........................................    44.2       45.7       44.2
                                                          -----      -----      -----
Net sales..............................................   100.0      100.0      100.0
Cost of goods sold.....................................    62.4       62.2       65.6
                                                          -----      -----      -----
Gross profit...........................................    37.6       37.8       34.4
Selling, general and administrative expenses...........    30.1       30.4       30.1
Non-recurring charges..................................     2.9         --        1.7
Royalty income.........................................    (1.4)      (1.2)      (1.0)
                                                          -----      -----      -----
Operating income.......................................     6.0        8.6        3.6
Interest expense, net..................................     4.0        3.4        4.3
                                                          -----      -----      -----
Income (loss) before income taxes, extraordinary item
  and cumulative effect of change in accounting
  principle............................................     2.0        5.2       (0.7)
Provision for (benefit from) income taxes..............     1.1        2.1       (0.2)
                                                          -----      -----      -----
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.............     0.9%       3.1%      (0.5)%
                                                          =====      =====      =====

FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED WITH FISCAL YEAR ENDED DECEMBER 30,
  2000

    NET SALES. Consolidated net sales for fiscal 2001 were $532.0 million, an increase of $60.6 million, or 12.9%, compared to $471.4 million in fiscal 2000. This revenue growth was generated by strong performance across all distribution channels of our major product markets which are baby, sleepwear and playclothes. Total wholesale sales increased $40.7 million, or 15.9%, to $296.8 million in fiscal 2001 from $256.1 million in fiscal 2000. In fiscal 2001, wholesale sales, excluding discount channel and off-price sales, increased $28.3 million, or 12.1%, to $263.5 million from $235.2 million in fiscal 2000. The increase in wholesale sales during fiscal 2001 reflects the growth of baby, sleepwear and playclothes product lines of $7.5 million, or 6.3%, $9.5 million, or 10.3%, and $11.4 million, or 47.6% as compared to fiscal 2000. Strong product performance reflects improvements in fabrics, garment construction, embroideries and prints made possible through our global sourcing capabilities. Over the past two years, we have been transitioning from a domestic, vertically-integrated manufacturing company to a global sourcing company. In addition to operating leased sewing facilities in Central America and Mexico, we have built full-package sourcing capabilities, which has enabled us to source better products at lower costs than we believe are available domestically. We entered the discount channel in the fourth quarter of 2000 by launching the TYKES brand, the revenues from which were $20.9 million for fiscal 2001. This contributed to the overall increase in total wholesale sales for this period. Off-price sales, which are merchandise sold at more than 25% off regular wholesale selling prices, for fiscal 2001 decreased $4.5 million to $12.4 million from $17.0 million in fiscal 2000. Off-price sales were 2.3% of total sales in fiscal 2001 compared to 3.6% in fiscal 2000. Retail outlet store sales increased $19.9 million, or 9.2%, in fiscal 2001 to $235.2 million from $215.3 million in fiscal 2000. This increase was attributed to strong growth of baby, sleepwear and playclothes product lines of $6.5 million, or 15.9%, $3.8 million, or 11.1%, and $10.5 million, or 12.5% as compared to 2000. Product performance was also the driving force behind our comparable store sales increase of 6.5% in fiscal 2001. During fiscal 2001, we opened nine stores and we closed five stores. There were 151 outlet stores in operation at December 29, 2001 compared to 147 at December 30, 2000.

    GROSS PROFIT. In fiscal 2001, gross profit increased $21.7 million, or 12.2%, to $199.8 million compared to $178.0 million in fiscal 2000. Gross profit as a percentage of net sales in fiscal 2001 decreased to 37.6% compared to 37.8% in fiscal 2000. The decrease in gross profit as a percentage of net sales in fiscal 2001 reflects a $4.5 million charge related to the amortization of the step-up in the inventory valuation as of the Acquisition. Excluding this Acquisition adjustment, gross profit as a percentage of net sales would have been 38.4% in fiscal 2001. This improvement in gross profit as a percentage of net sales in fiscal 2001 reflects the benefit from the change in product sourcing strategies mentioned above partially offset by a higher mix of discount channel revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In fiscal 2001, selling, general and administrative expenses increased $17.0 million, or 11.9%, to $160.4 million from $143.3 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 30.1% in fiscal 2001 from 30.4% in fiscal 2000. Included in selling, general and administrative expenses are $1.3 million of costs incurred in connection with activities leading up to the Acquisition. Excluding such costs, selling, general and administrative expenses relative to sales was 29.9% in fiscal 2001. The decrease in selling, general and administrative expenses as a percentage of net sales is attributed to the benefit from continued increases in comparable retail outlet store growth and lower distribution costs relative to net sales, partially offset by investments in brand marketing.

    NON-RECURRING CHARGES / WRITEDOWN OF LONG-LIVED ASSETS.  As described in
Note 1 to the accompanying financial statements for the fiscal year ended December 29, 2001, we incurred Predecessor Acquisition-related, non-recurring charges in connection with the sale of our company including $4.5 million in management bonuses and $6.8 million in seller expenses.

    As described in Note 17 to the accompanying financial statements, we closed two of our manufacturing facilities during the Predecessor period of fiscal 2001. In the first quarter of fiscal 2001, we closed our Harlingen, Texas sewing facility and recognized a non-recurring charge of approximately $582,000 related to certain closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $742,000 related to the writedown of the asset value to the sewing facility's estimated net realizable value. In the second quarter of fiscal 2001, we closed our fabric printing operations located in Barnesville, Georgia and recognized a non-recurring charge of approximately $534,000 related to certain closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $2,414,000 related to the writedown of the asset value to the printing facility's estimated net realizable value. During the Successor period, we recorded $268,000 in reductions to the estimates of closure and termination costs.

    ROYALTY INCOME. Royalty income was $7.6 million and $5.8 million in fiscal years 2001 and 2000. We attribute the increase in royalty income to the extension of our brands through new licensing arrangements and an increase in average royalty rates.

    OPERATING INCOME. Operating income for fiscal 2001 decreased $8.8 million, or 21.7%, to $31.7 million compared to $40.5 million in fiscal 2000. Operating income as a percentage of net sales decreased to 6.0% in fiscal 2001 from 8.6% in fiscal 2000. The decrease primarily reflects the effects of the Predecessor non-recurring Acquisition-related charges, plant closure costs and other costs incurred in connection with the Acquisition.

    INTEREST EXPENSE. Interest expense for fiscal 2001 increased $5.1 million, or 31.6%, to $21.4 million from $16.3 million in fiscal 2000. Average daily revolver borrowings in fiscal 2001 were $5.9 million compared to $5.0 million in fiscal 2000. We attribute these increases primarily to additional borrowings resulting from the Acquisition and refinancing. Prior to the Acquisition, interest expense for the Predecessor period from December 31, 2000 through August 14, 2001 was approximately $10.1 million, an amount comparable to similar periods in 2000. At December 29, 2001, outstanding debt aggregated
$298.7 million compared to $141.4 million at December 30, 2000. Included in the outstanding debt at December 29, 2001 of $298.7 million was $125.0 million which bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $1,250,000. At December 29, 2001, there were no borrowings under our $60.0 million revolving credit facility. We had outstanding letters of credit totaling $6.5 million as of December 29, 2001.

    INCOME TAXES. Our effective tax rate was 36.5% for the Successor period from August 15, 2001 through December 29, 2001; 14.5% for the Predecessor period from December 31, 2000 through August 14, 2001; and 39.7% for fiscal 2000. The 14.5% benefit against our pretax loss for the Predecessor period is primarily a result of goodwill amortization and certain seller's expenses incurred in connection with the Acquisition that are not deductible for tax purposes. We expect our future effective tax rate to approximate that of the Successor period.

    EXTRAORDINARY ITEM. As described in Note 1 to the accompanying financial statements, in connection with the Acquisition and refinancing, we incurred an extraordinary loss of $6.2 million (net of tax) during the Predecessor period from December 31, 2000 through August 14, 2001 due to the write-off of deferred debt issuance costs and debt prepayment penalties.

    NET (LOSS) INCOME. Our fiscal 2001 pre-tax income was $10.6 million, as compared to $24.5 million in fiscal 2000. As noted above, fiscal 2001 includes a $4.5 million charge related to amortization of the step-up in the inventory valuation as of the Acquisition, $1.3 million of costs incurred in connection with activities leading up to the Acquisition, $11.3 million of Acquisition-related non-recurring charges and $4.0 million of non-recurring plant closure and asset impairment charges. Excluding these items, our fiscal 2001 pre-tax income would have been $31.7 million. As noted above, our fiscal 2001 net loss was $1.6 million and included an Acquisition-related extraordinary charge of $6.2 million, net of tax. Excluding these non-recurring and Acquisition-related charges, our 2001 net income would have been approximately $20.4 million, as compared to net income of $14.4 million in fiscal 2000.

FISCAL YEAR ENDED DECEMBER 30, 2000 COMPARED WITH FISCAL YEAR ENDED
  JANUARY 1, 2000

    NET SALES. Net sales for fiscal 2000 increased 13.7% to $471.4 million from $414.6 million in fiscal 1999. This increase includes a 10.7% increase in wholesale sales and a 17.4% increase in retail sales. Revenues from each of our major product markets, which are baby, sleepwear and playclothes, increased $18.8 million, or 12.0%, $20.4 million, or 18.2%, and $8.6 million, or 8.7%, from 1999 to 2000. Our total wholesale sales for fiscal 2000 increased to $256.1 million from $231.3 million in fiscal 1999. Excluding off-price and Tykes sales, wholesale sales increased $26.3 million, or 12.6%, to $235.2 million in 2000 from $208.9 million in 1999. The increase in wholesale sales reflects the growth of baby and sleepwear product lines of $14.7 million, or 14.1%, and $17.0 million, or 22.7%, as compared to fiscal 1999. Our continued success with these lines results from improvements made through our new product sourcing strategy and our focus on product innovation through creative prints and embroideries. Included in 2000 wholesale sales was $4.0 million in sales of TYKES products sold in an initial launch in the discount channel. Wholesale sales in 2000 included a lower mix of off-price sales (merchandise promoted at more than 25% off regular wholesale selling prices) to the secondary market. Off-price sales as a percentage of consolidated sales in 2000 were 3.6% compared to 5.4% in 1999. This decrease in off-price sales reflects the benefit achieved from improved product development and inventory management disciplines. Our retail sales for fiscal 2000 increased to $215.3 million from $183.3 million in fiscal 1999. We attribute this increase to the strong performance of our playclothes product line. Product performance was also the driving force behind the comparable store sales increase in retail store sales of 14.3% in 2000. In 2000, we opened seven stores and closed six stores. We had 147 stores in operation at December 30, 2000 compared to 146 in operation at January 1, 2000.

    GROSS PROFIT. Our gross profit for fiscal 2000 increased 24.7% to $178.0 million from $142.8 million in fiscal 1999. Gross profit as a percentage of net sales in fiscal 2000 increased to 37.8% from 34.4% in fiscal 1999. We attribute the improvement in gross profit to a higher mix of retail revenues, a lower mix of off-price sales and the benefit from cost reduction achieved through increased levels of global sourcing. In 1999, we curtailed production and ultimately closed our textile facility, which had produced substantially all of our fabrics. Gross profit in 1999 was negatively impacted by costs associated with this closure and the closure of three of our sewing facilities in the United States. We achieved a favorable impact on our fiscal 2000 numbers as a result of the successful transition to outsourcing 100% of our fabric requirements and the further movement of sewing production to our offshore facilities and to various third parties.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses for fiscal 2000 increased 14.7% to $143.3 million from $125.0 million in fiscal 1999. Selling, general and administrative expenses as a percentage of our net sales were 30.4% in fiscal 2000 compared to 30.1% in fiscal 1999. The increase in selling, general and administrative expenses includes the variable costs required to support higher revenue levels, investments in brand marketing and retail partnerships and provisions for incentive compensation.

    ROYALTY INCOME. Royalty income was $5.8 million and $4.2 million in fiscal years 2000 and 1999. We attribute the increase in royalty income to the extension of our brands through new licensing arrangements and an increase in average royalty rates.

    OPERATING INCOME. Operating income for fiscal 2000 increased to $40.5 million from $14.9 million in fiscal 1999. Operating income as a percentage of net sales increased to 8.6% in fiscal 2000 from 3.6% in fiscal 1999. This increase reflects the net effect of changes in gross profit and selling, general and administrative expenses as described above.

    INTEREST EXPENSE. Our interest expense for fiscal 2000 decreased to $16.3 million from $17.7 million in fiscal 1999. This decrease reflects our lower interest expense on lower average borrowings under our revolving credit facility. Average daily revolver borrowings in 2000 decreased to $5.0 million from $25.3 million in 1999. Lower average borrowings were due primarily to lower average gross inventory levels, which resulted from improved inventory management disciplines. In fiscal 2000, we earned approximately $303,000 in interest income from overnight investments. At December 30, 2000, our outstanding debt aggregated $141.4 million, of which $41.4 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $414,000. At December 30, 2000, there were no borrowings under our $65.0 million revolving credit facility. We had outstanding letters of credit totaling $6.0 million as of December 30, 2000.

    INCOME TAXES. Our 2000 effective tax rate of 39.7% was more than the prior year's effective tax rate of 30.0% due to the effect of permanent tax differences, primarily goodwill amortization. In 1999, such permanent differences reduced the tax benefit related to the pre-tax operating loss.

    NET INCOME (LOSS). Primarily as a result of the factors described above, we reported net income of $14.4 million in fiscal 2000 compared to a net loss of $(2.0) million in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary cash needs are working capital, capital expenditures and debt service. Historically, we have financed these needs primarily through internally generated cash flow and funds borrowed under a senior credit facility. Our primary source of liquidity will continue to be cash flow from operations and borrowings under our credit facilities, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

    Net accounts receivable at December 29, 2001 were $35.4 million compared to $33.8 million at December 30, 2000. This increase reflects a higher level of wholesale shipments in the latter part of the fourth quarter ended December 29, 2001 compared to the comparable period in 2000.

    Net cash provided by operating activities during fiscal 2001 and fiscal 2000 was approximately $34.0 million and $26.6 million. This increase is primarily attributed to net changes in inventory balances offset by the payments of certain Acquisition-related expenses. Inventory levels decreased to

$89.1 million at December 29, 2001 from $92.4 million at fiscal year end 2000. Net cash provided by our operating activities in fiscal year 1999 was $38.9 million. The decrease in net cash flow provided by operating activities in fiscal 2000 from fiscal 1999 is attributed to investments in inventory required to support higher revenue levels.

    We invested $19.0 million, $17.2 million and $12.7 million in capital expenditures during fiscal years 2001, 2000 and 1999. We plan to invest approximately $20.0 million in capital expenditures in fiscal 2002. Major areas for investment include retail outlet store openings and remodeling and fixturing programs for wholesale customers.

    Concurrent with the Acquisition, we repaid all of our outstanding
$51.6 million of borrowings under our old senior credit facility and redeemed all $100.0 million principal amount of our outstanding senior subordinated notes. We issued $175.0 million of 10.875% senior subordinated notes due 2011 (the "Notes") for $173.7 million in proceeds and entered into a new senior credit facility with term loan and revolving loan facilities. The term loan facility provides for a term loan in the principal amount of $125.0 million. The revolving credit facility will provide revolving loans in an aggregate amount of up to $60.0 million. Upon consummation of the Acquisition, we increased our level of indebtedness by borrowing the full amount available under the term loan facility and $24.0 million under the revolving credit facility. At December 29, 2001, we had approximately $298.7 million of debt outstanding, consisting of $173.7 million of Notes, $125.0 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately
$6.5 million of outstanding letters of credit. At December 29, 2001 we had approximately $53.5 million of financing available under our revolving loan facility. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and other general corporate purposes.

    Principal borrowings under the term loan are due and payable in twenty-four quarterly installments of approximately $.313 million beginning December 31, 2001 through September 30, 2007 and four quarterly payments of approximately $29.4 million from December 31, 2007 through September 30, 2008. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. The outstanding balance of the revolving credit facility is payable in full on August 15, 2006, and interest is payable quarterly. No principal payments are required on the Notes prior to their scheduled maturity. Interest is payable semi-annually on the Notes in February and August of each year, commencing February 15, 2002, in the amount of $9.5 million for each payment.

    In connection with the Acquisition, we entered into a management agreement with Berkshire Partners LLC. Under this agreement, we will pay Berkshire Partners an annual management fee of $1.65 million commencing on the first anniversary of the Acquisition. We will pay this fee quarterly in advance. In addition, upon consummation of the Acquisition, we paid Berkshire Partners an acquisition fee of $2.0 million. We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

    The following table summarizes the maturity or expiration dates of financial obligations and commitments for the following fiscal years ($000):

                                         2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                       --------   --------   --------   --------   --------   ----------   --------
Long-term debt.......................  $ 1,250    $ 1,563    $ 1,250    $ 1,250     $  937     $293,750    $300,000
Capital lease obligations (see Note
  11 to the Consolidated Financial
  Statements)........................      501         --         --         --         --           --         501
Operating leases (see Note 11 to the
  Consolidated Financial
  Statements)........................   16,311     13,614     11,275      8,808      5,166       14,939      70,113
                                       -------    -------    -------    -------     ------     --------    --------
  Total financial obligations........   18,062     15,177     12,525     10,058      6,103      308,689     370,614
Letters of credit....................    6,506         --         --         --         --           --       6,506
Management fee.......................      619      2,063      1,650      1,650        618           --       6,600
                                       -------    -------    -------    -------     ------     --------    --------
  Total financial obligations and
    commitments......................  $25,187    $17,240    $14,175    $11,708     $6,721     $308,689    $383,720
                                       =======    =======    =======    =======     ======     ========    ========

    On May 1, 2001 we paid a semi-annual dividend of 12% on $20.0 million of redeemable preferred stock, or approximately $1.2 million, to Holdings. This preferred stock was cancelled in connection with the Acquisition.

    At the Acquisition, we also paid a dividend of approximately $128.6 million to Holdings. Holdings used these funds to repay debt and partially fund other payments in connection with the Acquisition, including payments to selling stockholders and option holders.

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the revolving credit portion of our new senior credit facility, will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of the Notes on or prior to maturity.

    The senior credit facility imposes certain covenants, requirements and restrictions on actions by us and our subsidiaries that, among other things, restrict the payment of dividends (see Note 5 to the Consolidated Financial Statements).

IMPACT OF THE ACQUISITION

    As a result of the Acquisition, we adjusted our assets and liabilities to their fair value as of the Acquisition date. We also increased our aggregate borrowings in connection with our new financing arrangements. Accordingly, our depreciation expense will be lower and our amortization and interest expenses will be higher in periods following the Acquisition. We allocated a significant portion of the purchase price to our tradename. As an asset with an indefinite life, we will not amortize this asset unless and until we determine it has a definite life, but it will be subject to an annual impairment review. We have allocated the excess of the total purchase price over the value of our net assets at closing to goodwill, and it will be subject to an annual impairment review.

    In connection with the Acquisition, we reevaluated the requirements for certain manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, we decided to exit certain manufacturing operations. We made this decision in connection with our new ownership in advance of the Acquisition. Accordingly, we have closed one offshore and two domestic manufacturing facilities at the end of fiscal 2001. In addition to lowering inventory levels, we expect our sourcing strategy to further streamline operations by allowing us to take advantage of sources of supply nearer to our current offshore locations, as well as to expand the use of lower cost third-party full-packaging suppliers. Also in connection with the Acquisition and new ownership, we have determined to abandon an initiative to open a new line of retail stores. This has led us to dismiss some of our employees and to terminate a major consulting contract. The allocation of the purchase price includes approximately $2.9 million in exit costs associated with the above decisions.

EFFECTS OF INFLATION

    We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The effects of inflation in changing prices on our net sales, revenues and operations have not been material in recent years.

SEASONALITY

    We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. We believe that the seasonality of sales and profitability is a factor that affects the baby and children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter and promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product lines.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

    REVENUE RECOGNITION: We recognize wholesale revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred. As discussed in Note 1 to the Consolidated Financial Statements, in certain cases, this does not occur until the goods reach the specified customer. We consider revenue realized or realizable and earned when the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale customers. Such amounts are included in selling, general and administrative expenses. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

    INVENTORY: We write down our inventory for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional write-downs may be required.

    GOODWILL AND TRADENAME: As of December 29, 2001, we have recorded approximately $359 million in goodwill and tradename assets. The fair value of the Carter's tradename was estimated to be approximately $220 million using a discounted cash flow analysis which examined the hypoythetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten percent. The tradename was determined to have an indefinite life. The carrying value of these assets will be subject to annual impairment reviews based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." Provisions of SFAS 133 were effective as of the beginning of fiscal 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS 133 did not have a material impact on our financial position or our results of operations at the required adoption date or as of December 29, 2001 and the period then ended.

    In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

    SFAS 142 supercedes APB No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and
(4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this statement.

    Prior to the Aquisition, our tradename and goodwill arising from the 1996 acquisition were being amortized on a straight-line basis over estimated lives of 40 years. However, in connection with the Acquisition, we have adopted the provisions of SFAS 141 and have applied the required provisions of SFAS 142. Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized in the Successor period. Our licensing agreements, however, have been recognized in the allocation of the Acquisition purchase price and will be amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives.

    We adopted the remaining provisions of SFAS 142 effective December 30, 2001 (fiscal 2002). In accordance with SFAS 142, we are required to measure our goodwill for impairment on at least an annual basis by comparing the fair value of our reporting units, as defined by SFAS 142, to their respective carrying value. We are required to identify our reporting units by the end of the first quarter of fiscal 2002 and complete the initial impairment analysis by the end of the second quarter of fiscal 2002. In accordance with SFAS 142, we are required to assess the carrying value of our tradename for impairment by the end of the first quarter of fiscal 2002. In addition to the annual tests, our goodwill and tradename will be tested for impairment if events or changes in circumstances indicate that either of these assets might be impaired.

    Prior to the implementation of SFAS 142, amortization of our tradename and goodwill amounted to approximately $3.2 million on an annual basis. Accumulated amortization of the tradename at December 30, 2000 was $10,417,000. Accumulated amortization of goodwill at December 30, 2000 was $3,478,000.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. We would be required to adopt the provisions of SFAS 143 in fiscal 2003; however, SFAS 143 is not expected to have an impact on our financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. We will adopt the provisions of SFAS 144 as of the beginning of fiscal 2002. Such adoption is not expected to have a significant effect on our financial statements.

    In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller," which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: (a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser of its products in order to receive that benefit and (b) the vendor can reasonably estimate the fair value of that benefit. We currently account for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses at the point at which we enter into such commitments. Adoption of EITF 01-09 guidance will require us to reclassify certain expenses from selling, general and administrative expenses to a reduction of sales. These reclassifications will take place in the first quarter of 2002, and prior periods will be reclassified for comparative purposes. The effect of these reclassifications as it relates to customer accommodations is expected to decrease net sales by approximately $5,873,000 in the Successor period from August 15, 2001 through December 29, 2001, approximately $1,625,000 in the Predecessor period from December 31, 2000 through August 14, 2001, $3,690,000 in the Predecessor year ended
December 30, 2000 and $2,993,000 in the Predecessor year ended January 1,
2000. Cooperative advertising amounted to approximately $2,605,000 in the Successor period from August 15, 2001 through December 29, 2001, approximately $3,382,000 in the Predecessor period from December 31, 2000 through August 14, 2001, $4,309,000 in the Predecessor year ended December
30, 2000 and $4,679,000 in the Predecessor year ended January 1, 2000. We are in the process of determining the appropriate classification of such expenses as required by EITF 01-09. These reclassifications will not impact net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the operation of our business, we have market risk exposures to global sourcing, raw material prices and interest rates. Each of these risks and our strategies to manage the exposure is discussed below.

    We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in our receipt of the products in the United States. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.

    Additionally, we enter into various purchase order commitments with full package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

    The principal raw materials we use are finished fabrics and trim materials. These materials are available from a number of suppliers. Changes in market demand affect prices for these materials, and there can be no assurance that prices for these and other raw materials will not increase in the near future.

    Our operating results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. At December 29, 2001, outstanding debt aggregated $298.7 million, of which $125.0 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $1,250,000 and could have an adverse effect on our net income and cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     26

Consolidated Balance Sheets at December 29, 2001 (Successor)
  and December 30, 2000 (Predecessor).......................     27

Consolidated Statements of Operations for the periods
  August 15, 2001 through December 29, 2001 (Successor) and
  December 31, 2000 through August 14, 2001 (Predecessor)
  and for the fiscal years ended December 30, 2000
  (Predecessor) and January 1, 2000 (Predecessor)...........     28

Consolidated Statements of Cash Flows for the periods
  August 15, 2001 through December 29, 2001 (Successor) and
  December 31, 2000 through August 14, 2001 (Predecessor)
  and for the fiscal years ended December 30, 2000
  (Predecessor) and January 1, 2000 (Predecessor)...........     29

Consolidated Statements of Changes in Common Stockholder's
  Equity for the periods August 15, 2001 through
  December 29, 2001 (Successor) and December 31, 2000
  through August 14, 2001 (Predecessor) and for the fiscal
  years ended December 30, 2000 (Predecessor) and
  January 1, 2000 (Predecessor).............................     30

Notes to Consolidated Financial Statements..................     31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of The William Carter Company:


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in common stockholder's equity present fairly, in all material respects, the consolidated financial position of The William Carter Company and its subsidiaries (the "Company") as of December 29, 2001 ("Successor," as defined in Note 1) and December 30, 2000 ("Predecessor," as defined in Note 1), and the consolidated results of their operations and their cash flows for the period from August 15, 2001 through December 29, 2001 (Successor) and the period from December 31, 2000 through August 14, 2001 (Predecessor) and for the years ended December 30, 2000 (Predecessor) and January 1, 2000 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As explained in Note 1 to the financial statements, controlling ownership of the Company's parent, Carter Holdings, Inc., was acquired in a purchase transaction as of August 15, 2001. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of the Predecessor based upon their estimated fair value at August 15, 2001. Accordingly, the financial statements of the Successor are not comparable to those of the Predecessor.

    As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in fiscal 2000.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
February 20, 2002

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  SUCCESSOR, AT        PREDECESSOR, AT
                                                                                  DECEMBER 29,         DECEMBER 30,
                                                                                      2001                 2000
                                                                                      --------            ----------
ASSETS

Current assets:
  Cash and cash equivalents.....................................................      $ 24,692            $    3,697
  Accounts receivable, net of allowance for doubtful accounts of $1,673 in 2001
    and $2,045 in 2000..........................................................        35,386                33,788
  Inventories, net..............................................................        89,069                92,435
  Prepaid expenses and other current assets.....................................         5,585                 4,971
  Assets held for sale..........................................................           875                   373
  Deferred income taxes.........................................................         9,371                 9,184
                                                                                      --------            ----------
      Total current assets......................................................       164,978               144,448
Property, plant and equipment, net..............................................        46,503                54,441
Assets held for sale............................................................           600                   950
Tradename, net in 2000..........................................................       220,233                89,583
Cost in excess of fair value of net assets acquired, net in 2000................       139,472                26,606
Licensing agreements, net.......................................................        13,125                    --
Deferred debt issuance costs, net...............................................        12,879                 4,167
Other assets....................................................................         6,372                 5,793
                                                                                      --------            ----------
      Total assets..............................................................      $604,162            $  325,988
                                                                                      ========            ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt..........................................      $  1,250            $    5,400
  Accounts payable..............................................................        18,765                19,223
  Other current liabilities.....................................................        34,438                35,489
                                                                                      --------            ----------
      Total current liabilities.................................................        54,453                60,112
Long-term debt..................................................................       297,492               136,000
Deferred income taxes...........................................................        84,375                35,125
Other long-term liabilities.....................................................        10,127                10,238
                                                                                      --------            ----------
      Total liabilities.........................................................       446,447               241,475
                                                                                      --------            ----------
Commitments and contingencies

Redeemable preferred stock, par value $.01 per share; $4,000 per share liquidation and redemption value, 5,000 shares authorized, issued and
  outstanding in 2000...........................................................            --                19,116
                                                                                      --------            ----------
Common stockholder's equity:
  Common stock, par value $.01 per share; 200,000 shares authorized, 1,000 shares issued and outstanding at December 29, 2001 (Successor); 300,000 shares authorized, 1,000 shares issued and outstanding at December 30, 2000
    (Predecessor)...............................................................            --                    --
  Additional paid-in capital....................................................       144,877                53,771
  Retained earnings.............................................................        12,838                11,626
                                                                                      --------            ----------
  Total common stockholder's equity.............................................       157,715                65,397
                                                                                      --------            ----------
      Total liabilities and stockholder's equity................................      $604,162            $  325,988
                                                                                      ========            ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                 SUCCESSOR                     PREDECESSOR
                                               --------------   ------------------------------------------
                                               FOR THE PERIOD   FOR THE PERIOD
                                                    FROM             FROM
                                                 AUGUST 15,      DECEMBER 31,
                                                    2001             2000           FOR THE YEARS ENDED
                                                  THROUGH          THROUGH       -------------------------
                                                DECEMBER 29,      AUGUST 14,     DECEMBER 30,   JANUARY 1,
                                                    2001             2001            2000          2000
                                               --------------   --------------   ------------   ----------
Net sales....................................     $244,258         $287,734        $471,374      $414,596
Cost of goods sold...........................      149,352          182,863         293,340       271,844
                                                  --------         --------        --------      --------
Gross profit.................................       94,906          104,871         178,034       142,752
Selling, general and administrative
  expenses...................................       66,465           93,902         143,321       125,006
Acquisition-related non-recurring charges....           --           11,289              --            --
Writedown of long-lived assets...............           --            3,156              --         7,124
Non-recurring charges-plant closure costs....         (268)           1,116              --            --
Royalty income...............................       (2,624)          (4,993)         (5,808)       (4,233)
                                                  --------         --------        --------      --------
Operating income.............................       31,333              401          40,521        14,855
Interest income..............................         (207)             (73)           (303)           --
Interest expense.............................       11,307           10,133          16,294        17,748
                                                  --------         --------        --------      --------
Income (loss) before income taxes,
  extraordinary item and cumulative effect of
  change in accounting principle.............       20,233           (9,659)         24,530        (2,893)
Provision for (benefit from) income taxes....        7,395           (1,404)          9,731          (869)
                                                  --------         --------        --------      --------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle..................................       12,838           (8,255)         14,799        (2,024)
Extraordinary item, net of tax benefit of
  $4,115.....................................           --            6,173              --            --
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $217.......................................           --               --             354            --
                                                  --------         --------        --------      --------
Net income (loss)............................     $ 12,838          (14,428)         14,445        (2,024)
                                                  ========
Dividend requirements and accretion on
  redeemable preferred stock.................                        (1,671)         (2,653)       (2,653)
                                                                   --------        --------      --------
Net (loss) income applicable to common
  stockholder................................                      $(16,099)       $ 11,792      $ (4,677)
                                                                   ========        ========      ========
Pro forma amounts assuming the accounting
  change is applied retroactively:
Net income (loss)............................     $ 12,838         $(14,428)       $ 14,799      $ (1,608)
                                                  ========         ========        ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                           SUCCESSOR                         PREDECESSOR
                                                       ------------------   ----------------------------------------------
                                                       FOR THE PERIOD       FOR THE PERIOD
                                                           FROM                 FROM                FOR THE YEARS ENDED
                                                       AUGUST 15, 2001      DECEMBER 31, 2000    -------------------------
                                                          THROUGH              THROUGH           DECEMBER 30,   JANUARY 1,
                                                       DECEMBER 29, 2001    AUGUST 14, 2001        2000           2000
                                                       ------------------   ------------------   ------------   ----------
Cash flows from operating activities:
  Net income (loss)..................................       $ 12,838             $(14,428)         $14,445       $ (2,024)
  Extraordinary loss, net of taxes...................             --                6,173               --             --
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization....................          6,918               12,245           17,520         16,855
    Amortization of debt issuance costs..............            593                  848            1,347          1,336
    Amortization of debt discount....................             49                   --               --             --
    (Payment of) provision for Acquisition-related
      non-recurring charges..........................        (11,289)              11,289               --             --
    Non-recurring charges-plant closure costs........           (268)               1,116               --             --
    Writedown of long-lived assets...................             --                3,156               --          7,124
    (Gain) loss on disposal of assets................            (38)                  --              (21)            59
    Deferred tax provision (benefit).................          2,911               (1,659)            (413)        (2,676)
    Effect of changes in operating assets and
      liabilities:
      Decrease (increase) in accounts receivable.....          4,184               (5,782)             617            429
      Decrease (increase) in inventories.............         21,150              (13,253)         (12,799)        21,772
      (Increase) decrease in prepaid expenses and
        other assets.................................         (3,000)               1,807           (1,129)        (1,769)
      (Decrease) increase in accounts payable and
        other liabilities............................         (1,392)                (137)           7,070         (2,215)
                                                            --------             --------          -------       --------
        Net cash provided by operating activities....         32,656                1,375           26,637         38,891
                                                            --------             --------          -------       --------
Cash flows from investing activities:
  Capital expenditures...............................         (9,556)              (9,480)         (17,179)       (12,726)
  Proceeds from sale of property, plant and
    equipment........................................            218                   10              252            364
  Proceeds from assets held for sale.................             --                  204              546             --
  Payment of buyer's Acquisition costs...............         (3,885)                  --               --             --
  Issuance of loan...................................             --                   --           (4,336)            --
  Proceeds from loan.................................             --                   --            1,500             --
                                                            --------             --------          -------       --------
        Net cash used in investing activities........        (13,223)              (9,266)         (19,217)       (12,362)
                                                            --------             --------          -------       --------
Cash flows from financing activities:
  Proceeds from Predecessor revolving line of
    credit...........................................             --               53,500           62,900         89,850
  Payments of Predecessor revolving line of credit...        (12,900)             (40,600)         (62,900)      (114,250)
  Proceeds from Successor revolving line of credit...         35,350                   --               --             --
  Payments of Successor revolving line of credit.....        (35,350)                  --               --             --
  Proceeds from Successor term loan..................        125,000                   --               --             --
  Payments of Predecessor term loan..................        (38,700)              (2,700)            (900)          (900)
  Proceeds from issuance of Successor 10.875% Senior
    Subordinated Notes...............................        173,693                   --               --             --
  Payment of Predecessor 10 3/8% Senior Subordinated
    Notes............................................       (100,000)                  --               --             --
  Borrowings on capital leases.......................             --                   --               --            558
  Payments of capital lease obligation...............           (328)                (642)            (925)          (458)
  Acquisition-related dividend to Holdings...........       (128,559)                  --               --             --
  Payments of other dividends to Holdings............             --                  (60)             (70)          (507)
  Payments of preferred stock dividends..............             --               (1,207)          (2,440)        (2,433)
  Payments of Successor debt issuance costs..........        (13,471)                  --               --             --
  Other..............................................             --               (3,573)          (2,803)         1,040
                                                            --------             --------          -------       --------
        Net cash provided by (used in) financing
          activities.................................          4,735                4,718           (7,138)       (27,100)
                                                            --------             --------          -------       --------
Net increase (decrease) in cash and cash
  equivalents........................................         24,168               (3,173)             282           (571)
Cash and cash equivalents at beginning of period.....            524                3,697            3,415          3,986
                                                            --------             --------          -------       --------
Cash and cash equivalents at end of period...........       $ 24,692             $    524          $ 3,697       $  3,415
                                                            ========             ========          =======       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                        RETAINED
                                                                         ADDITIONAL     EARNINGS
                                                               COMMON     PAID-IN     (ACCUMULATED
                                                               STOCK      CAPITAL       DEFICIT)
                                                              --------   ----------   ------------
PREDECESSOR:
-----------
  BALANCE AT JANUARY 2, 1999................................   $   --     $ 56,811       $ 1,928
  Capital contributions from Holdings.......................                    60
  Accrued dividends and accretion on redeemable preferred
    stock...................................................                (2,653)
  Other dividends...........................................                  (507)
  Net loss..................................................                              (2,024)
                                                               ------     --------       -------
  BALANCE AT JANUARY 1, 2000................................       --       53,711           (96)
  Capital contributions from Holdings.......................                    60
  Accrued dividends and accretion on redeemable preferred
    stock...................................................                              (2,653)
  Other dividends...........................................                                 (70)
  Net income................................................                              14,445
                                                               ------     --------       -------
  BALANCE AT DECEMBER 30, 2000..............................       --       53,771        11,626
  Capital contributions from Holdings.......................                    60
  Accrued dividends and accretion on redeemable preferred
    stock...................................................                (1,671)
  Other dividends...........................................                   (60)
  Net loss..................................................                             (14,428)
                                                               ------     --------       -------
  BALANCE AT AUGUST 14, 2001................................   $   --     $ 52,100       $(2,802)
                                                               ======     ========       =======
SUCCESSOR:
---------
  BALANCE AT AUGUST 15, 2001................................   $   --     $144,877       $    --
  Net income................................................                              12,838
                                                               ------     --------       -------
  BALANCE AT DECEMBER 29, 2001..............................   $   --     $144,877       $12,838
                                                               ======     ========       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY:

    The William Carter Company ("Carter's," "we," "us" and "our") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). Holdings has no significant assets or investments other than the shares of stock of The William Carter Company. On July 12, 2001, a special purpose entity formed by Berkshire Partners LLC and affiliates ("Berkshire") entered into a stock purchase agreement with Holdings and all of Holdings' stockholders to acquire substantially all of the stock of Holdings except for some equity interests held by our management (the "Acquisition"). The Acquisition was consummated on
August 15, 2001. Financing for the Acquisition and related transactions totaled $468.2 million and was provided by: $24.0 million in new revolving credit facility borrowings; $125.0 million in new term loan borrowings (both the revolver and term loan are part of a $185.0 million new senior credit facility entered into by us); $173.7 million of borrowings under a new senior subordinated loan facility (issued by us in connection with an August 15, 2001 private placement); and $145.5 million of capital invested by affiliates of Berkshire and other investors, which includes rollover equity by our management of $18.3 million.

    The proceeds of the Acquisition and financing were used to purchase existing equity of Holdings ($252.5 million), pay for selling stockholders transaction expenses ($19.1 million, including $0.8 million in debt prepayment penalties recorded on Holdings), pay for buyers' transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million) and to retire all outstanding balances on ours and Holdings' previously outstanding long-term debt including accrued interest thereon ($174.8 million). In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes. Portions of these payments were accomplished via an intercompany dividend of $128.6 million from us to Holdings. Also in connection with the Acquisition, our redeemable preferred stock held by Holdings was cancelled.

    For purposes of identification and description, we are referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition and "we" or "us" for both periods.

    The Acquisition was accounted for as a purchase and has been reflected in our financial statements using pushdown accounting. Accordingly, the purchase price for the Acquisition, including related fees and expenses, has been allocated to our tangible and identifiable intangible assets and liabilities based upon their estimated fair values with the remainder allocated to goodwill.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--THE COMPANY: (CONTINUED)
    A summary of the total purchase price is as follows ($000):

Total purchase price........................................  $468,193
  Less-amounts retained at Holdings.........................      (623)
                                                              --------
                                                              $467,570
                                                              ========
Allocated to:
  Cash and cash equivalents.................................  $  7,333
  Accounts receivable, net..................................    39,570
  Inventories, net..........................................   110,219
  Prepaid expenses and other current assets.................     3,525
  Property, plant and equipment.............................    42,569
  Assets held for sale......................................       930
  Licensing agreements......................................    15,000
  Tradename.................................................   220,233
  Cost in excess of fair value of net assets acquired.......   139,472
  Deferred debt issuance costs..............................    13,427
  Other assets..............................................     5,432
  Accounts payable..........................................   (18,340)
  Other current liabilities.................................   (25,936)
  Closure and exit liabilities..............................    (2,921)
  Other long-term liabilities...............................   (10,850)
  Net deferred tax liabilities..............................   (72,093)
                                                              --------
                                                              $467,570
                                                              ========

    As a result of the above, our initial capitalization as of the Acquisition date consisted of ($000):

Borrowings on new revolving credit facility.................  $ 24,000
Borrowings on new term loan.................................   125,000
Borrowings under new senior subordinated note...............   173,693
Additional paid-in capital..................................   144,877
                                                              --------
  Total Capitalization......................................  $467,570
                                                              ========

    The Acquisition related non-recurring charges in the Predecessor period December 31, 2000 through August 14, 2001 reflect special compensation of $4.5 million paid to management at the closing of the Acquisition and $6.8 million for sellers' transaction costs and fees.

    The extraordinary charge in the Predecessor period December 31, 2000 through August 14, 2001 reflects the write-off of deferred debt issuance costs of approximately $1,991,000, net of a tax benefit of approximately $1,327,000, and a debt prepayment penalty of approximately $4,182,000, net of a tax benefit of approximately $2,788,000.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--THE COMPANY: (CONTINUED)
    Subsequent to the Acquisition, our results of operations are expected to be significantly impacted by changes in interest expense and amortization. (See below and Notes 2 and 5)

    The following unaudited pro forma operating data presents the results of operations for the fiscal years ended December 29, 2001 and December 30, 2000 as if the Acquisition had occurred on January 2, 2000, with financing obtained as described above and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on January 2, 2000, or of future results of operations ($000):

                                                        PREDECESSOR PERIOD  SUCCESSOR PERIOD
                                                               FROM               FROM
                                                        DECEMBER 31, 2000    AUGUST 15, 2001                  PRO FORMA FOR THE
                                                             THROUGH             THROUGH        PRO FORMA        YEAR ENDED
                                                         AUGUST 14, 2001    DECEMBER 29, 2001  ADJUSTMENTS    DECEMBER 29, 2001
                                                        ------------------  -----------------  -----------    -----------------
Net sales.............................................       $287,734           $244,258       $       --         $531,992
Gross profit..........................................        104,871             94,906              335 (a)      204,643
                                                                                                    4,531 (b)
Selling, general and administrative expenses..........         93,902             66,465           (2,058)(c)      161,476
                                                                                                    3,167 (d)
Acquisition-related non-recurring charges.............         11,289                 --          (11,289)(e)           --
Writedown of long-lived assets........................          3,156                 --               --            3,156
Non-recurring charges-plant closure costs.............          1,116               (268)              --              848
Royalty income........................................         (4,993)            (2,624)              --           (7,617)
                                                             --------           --------       ----------         --------
Operating income......................................            401             31,333           15,046           46,780
Interest expense, net.................................         10,060             11,100            9,282 (f)       30,442
                                                             --------           --------       ----------         --------
(Loss) income before income taxes and extraordinary
  item................................................         (9,659)            20,233            5,764           16,338
(Benefit from) provision for income taxes.............         (1,404)             7,395              122 (g)        6,113
                                                             --------           --------       ----------         --------
(Loss) income before extraordinary item...............         (8,255)            12,838            5,642           10,225
Extraordinary item, net of tax benefit of $4,115......         (6,173)                --            6,173 (h)           --
                                                             --------           --------       ----------         --------
Net (loss) income.....................................       $(14,428)          $ 12,838       $   11,815         $ 10,225
                                                             ========           ========       ==========         ========

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--THE COMPANY: (CONTINUED)

                                                     PREDECESSOR,
                                                        FOR THE                      PRO FORMA FOR THE
                                                      YEAR ENDED       PRO FORMA        YEAR ENDED
                                                   DECEMBER 30, 2000  ADJUSTMENTS    DECEMBER 30, 2000
                                                   -----------------  -----------    -----------------
Net sales........................................      $471,374        $      --         $471,374
Gross profit.....................................       178,034              512 (a)      178,546
Selling, general and administrative expenses.....       143,321           (3,239)(c)      145,082
                                                                           5,000 (d)
Royalty income...................................        (5,808)              --           (5,808)
                                                       --------        ---------         --------
Operating income.................................        40,521           (1,249)          39,272
Interest expense, net............................        15,991           14,218 (f)       30,209
                                                       --------        ---------         --------
Income before income taxes and cumulative effect
  of change in accounting principle..............        24,530          (15,467)           9,063
Provision for income taxes.......................         9,731           (6,187)(g)        3,544
                                                       --------        ---------         --------
Income before cumulative effect of change in
  accounting principle...........................        14,799           (9,280)           5,519
Cumulative effect of change in accounting
  principle, net of income tax benefit of $217...           354               --              354
                                                       --------        ---------         --------
Net income.......................................      $ 14,445        $  (9,280)        $  5,165
                                                       ========        =========         ========

    Pro forma adjustments represent ($000): (a) the decrease in depreciation expense resulting from decreased basis of property, plant and equipment, primarily buildings and related leasehold improvements, having an average useful life of 15 years. The decrease in basis of $7,676 is based upon an independent valuation and reflects, in part, the decision to exit certain facilities;
(b) the reversal of $4,531 non-recurring charge related to fair value step-up in inventory recorded at Acquisition and consumed in cost of goods sold during the period from August 15, 2001 through December 29, 2001; (c) the reversal of goodwill amortization and amortization of tradename having an indefinite life in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142");
(d) amortization expense of licensing agreements. The licensing agreements totaling $15,000 were established at the time of the Acquisition and based upon an independent valuation. The estimated useful life is three years, which represents the average remaining term of the licensing agreements; (e) the reversal of Acquisition-related non-recurring charges, consisting of $4,525 of management bonuses and $6,764 in other seller expenses; (f) increases in interest expense resulting from the change in our debt structure; (g) income tax effects of pro forma adjustments; and (h) the reversal of an extraordinary item resulting from the write-off of deferred debt issue costs and debt prepayment penalties.

    On October 30, 1996, Holdings was organized on behalf of affiliates of Investcorp S.A. (Investcorp), management and certain other investors to acquire 100% of our previously outstanding common and preferred stock (the 1996 acquisition) from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders for a total financed purchased price of $226.1 million. The 1996 acquisition was also accounted for by the purchase method. Accordingly, our assets and liabilities had been adjusted at the 1996 acquisition date, to reflect the allocation of that purchase price based on estimated fair values.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    We design, manufacture, source and market premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and TYKES labels. Our products are sourced internationally through internal production at plants located in Costa Rica and Mexico and through contractual arrangements with numerous manufacturers throughout the world. Our sewing operation in the Dominican Republic and our remaining domestic manufacturing operations located in the southern United States were closed in the fourth quarter of fiscal 2001. Products are manufactured for wholesale distribution to major domestic retailers and for our 151 retail outlet stores that market our brand name merchandise and certain products manufactured by other companies.

RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified for comparative purposes.

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Our international subsidiaries represented approximately 96%, 85% and 78% of our sewing production for fiscal years 2001, 2000 and 1999. Total net assets (primarily property, plant and equipment and inventory) at our international subsidiaries were approximately $10.2 million at December 29, 2001 and $16.0 million at December 30, 2000. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

    Our fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect our financial position as of December 29, 2001 and December 30, 2000 and results of operations for the Successor period August 15, 2001 through December 29, 2001, for the Predecessor period December 31, 2000 through August 14, 2001 and for the Predecessor fiscal years ended December 30, 2000 and January 1, 2000. The fiscal 2001 Successor and Predecessor periods, collectively (fiscal 2001), as well as the Predecessor fiscal years ended December 30, 2000 (fiscal 2000) and
January 1, 2000 (fiscal 1999) each contain 52 weeks.

CASH AND CASH EQUIVALENTS:

    We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. We had cash deposits, in excess of deposit insurance limits, in five banks at December 29, 2001 and four banks at December 30, 2000.

ACCOUNTS RECEIVABLE:

    Approximately 87% of our gross accounts receivable at December 29, 2001 and 75% at December 30, 2000 were from our ten largest wholesale customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of gross accounts receivable (but not more than 17%) at December 29, 2001 and four had such balances at December 30, 2000. Sales to these customers represent comparable percentages to total wholesale revenues.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)
INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization which includes the amortization of assets recorded under capital leases. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings--15 to 26 years and machinery and equipment--3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. We capitalize the cost of our fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over a three-year period.

GOODWILL AND OTHER INTANGIBILE ASSETS:

    Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition (or the 1996 acquisition) over the fair value of the net assets acquired.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 supercedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

    SFAS 142 supercedes APB No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and
(4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this statement.

    Prior to the Acquisition, our tradename and goodwill arising from the 1996 acquisition were being amortized on a straight-line basis over estimated lives of 40 years. However, in connection with the Acquisition, we have adopted the provisions of SFAS 141 and have applied the required provisions of SFAS 142. Accordingly, our tradename and goodwill have now been deemed to have indefinite lives

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)
and are no longer being amortized in the Successor period. Our licensing agreements, however, have been recognized in the allocation of the Acquisition purchase price and will be amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives.

    We adopted the remaining provisions of SFAS 142 effective December 30, 2001 (fiscal 2002). In accordance with SFAS 142, we are required to measure our goodwill for impairment on at least an annual basis by comparing the fair value of our reporting units, as defined by this statement, to their respective carrying value. We are required to identify our reporting units by the end of the first quarter of fiscal 2002 and complete the initial impairment analysis by the end of the second quarter of fiscal 2002. In accordance with SFAS 142, we are required to assess the carrying value of our tradename for impairment by the end of the first quarter of fiscal 2002. In addition to the annual tests, our goodwill and tradename will be tested for impairment if events or changes in circumstances indicate that either of these assets might be impaired.

    Prior to the implementation of SFAS 142, amortization of our tradename and goodwill amounted to approximately $3.2 million on an annual basis. Accumulated amortization of the tradename at December 30, 2000 was $10,417,000. Accumulated amortization of goodwill at December 30, 2000 was $3,478,000.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS:

    We review other long-lived assets, including property, plant and equipment and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from operating activities involving the asset to the carrying value of the asset. The amount of any resulting impairment will be calculated using the present value of the same cash flows. Long-lived assets to be disposed of are valued at the lower of carrying amount or net realizable value.

DEFERRED DEBT ISSUANCE COSTS:

    Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $593,000 for the Successor period from August 15, 2001 through December 29, 2001, $848,000 for the Predecessor period from December 31, 2000 through August 14, 2001, $1,347,000 for the Predecessor year ended December 30, 2000 and $1,336,000 for the Predecessor year ended January 1, 2000.

REVENUE RECOGNITION:

    Revenues consist of sales to customers, net of returns and markdowns. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in
December 1999. SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. We

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)
adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. Accordingly, we revised our method of accounting for revenue recognition retroactive to the beginning of fiscal 2000. Previously, we had recognized revenue at the point of shipment for all wholesale customers. However, for certain shipments, although title has passed, we effectively retain the risks and rewards of ownership until the goods have reached the specified customer. Under the new accounting method, we now recognize revenue on wholesale sales at the point where both title has passed and all the risks and rewards of ownership have been transferred. Retail store revenues continue to be recognized at the point of sale, as the earnings process is then complete.

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

    The pro forma amounts presented on the accompanying consolidated statements of operations for fiscal 2000 and 1999 were calculated assuming the accounting change was made retroactively to prior years.

    Under the new accounting method, fiscal 2000 includes $2.2 million of net sales that were included in the cumulative effect adjustment as of January 2, 2000, all of which would have been recognized in the first quarter of fiscal 2000.

STOCK-BASED EMPLOYEE COMPENSATION ARRANGEMENTS:

    We account for stock-based compensation under the intrinsic value method, whereby compensation expense is recorded to the extent that the fair market value of the stock at the date of a stock option grant exceeds the exercise price of the stock option. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

    We classify shipping and handling fees billed to customers as revenue and include the corresponding cost in cost of goods sold. Shipping and handling costs that are absorbed by us are included in selling, general and administrative expenses and amounted to approximately $6,206,000 in the Successor period from August 15, 2001 through December 29, 2001, $10,344,000 in the Predecessor period from December 31, 2000 through August 14, 2001, $14,289,000 for the Predecessor fiscal year 2000 and $13,675,000 for the Predecessor fiscal year 1999.

ROYALTIES AND LICENSE FEES:

    We license the CARTER'S, CARTER'S CLASSICS and TYKES names to other companies for use on baby and young children's products including bedding, outerwear, shoes, socks, room decor, toys, stationery, strollers and hair accessories and related products. These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)
INCOME TAXES:

    We are included in the consolidated federal tax return of Holdings. The accompanying financial statements reflect current and deferred tax provisions calculated as if we were a separate taxpayer. The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Valuation allowances are established when it is more likely than not that a deferred tax asset will not be recovered. The provision for income taxes is generally the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year, the net change during the year in our deferred tax assets and liabilities and the net change during the year in any valuation allowances.

SUPPLEMENTAL CASH FLOWS INFORMATION:

    Interest paid in cash approximated $10,667,000 for the Successor period August 15, 2001 through December 29, 2001, $9,284,000 in the Predecessor period from December 31, 2000 through August 14, 2001, $14,947,000 for the Predecessor year ended December 30, 2000 and $16,368,000 for the Predecessor year ended January 1, 2000. Income taxes (refunded) paid in cash approximated ($62,000) for the Successor period August 15, 2001 through December 29, 2001, $2,272,000 for the Predecessor period from December 31, 2000 through August 14, 2001, $6,774,000 for the Predecessor year ended December 30, 2000 and $756,000 for the Predecessor year ended January 1, 2000. Equipment acquired under capital leases approximated $2,296,000 for the year ended January 1, 2000.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS:

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

    In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133." Provisions of SFAS 133 were effective as of the beginning of fiscal 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either assets or liabilities measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS 133 did not have a material impact on our financial position or our results of operations at the required adoption date or as of December 29, 2001 and the period then ended.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2-- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (CONTINUED)
    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. We would be required to adopt the provisions of SFAS 143 in fiscal 2003; however, SFAS 143 is not expected to have an impact on our financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. We will adopt the provisions of SFAS 144 as of the beginning of fiscal 2002. Such adoption is not expected to have a significant effect on our financial statements.

    In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller," which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a reduction of revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: (a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser of its products in order to receive that benefit and (b) the vendor can reasonably estimate the fair value of that benefit. We currently account for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses at the point at which we enter into such commitments. Adoption of EITF 01-09 guidance will require us to reclassify certain expenses from selling, general and administrative expenses to a reduction of sales. These reclassifications will take place in the first quarter of 2002, and prior periods will be reclassified for comparative purposes. The effect of these reclassifications as it relates to customer accommodations is expected to decrease net sales by approximately $5,873,000 in the Successor period from August 15, 2001 through December 29, 2001, approximately $1,625,000 in the Predecessor period from December 31, 2000 through August 14, 2001, $3,690,000 in the Predecessor year ended December 30, 2000 and $2,993,000 in the Predecessor year ended January 1, 2000. Cooperative advertising amounted to approximately $2,605,000 in the Successor period from August 15, 2001 through December 29, 2001, approximately $3,382,000 in the Predecessor period from December 31, 2000 through August 14, 2001, $4,309,000 in the Predecessor year ended December 30, 2000 and $4,679,000 in the Predecessor year ended January 1, 2000. We are in the process of determining the appropriate classification of such expenses as required by EITF 01-09. These reclassifications will not impact net income.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INVENTORIES:

    Inventories consisted of the following ($000):

                                                     SUCCESSOR,   PREDECESSOR,
                                                        AT           AT
                                                     DECEMBER     DECEMBER
                                                       29,           30,
                                                       2001         2000
                                                      -------       -------
Finished goods.....................................   $72,320       $70,713
Work in process....................................    13,227        14,508
Raw materials and supplies.........................     3,522         7,214
                                                      -------       -------
                                                      $89,069       $92,435
                                                      =======       =======

NOTE 4--PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consisted of the following ($000):

                                                     SUCCESSOR,   PREDECESSOR,
                                                        AT           AT
                                                     DECEMBER     DECEMBER
                                                       29,           30,
                                                       2001         2000
                                                      -------       -------
Land, buildings and improvements...................   $16,809       $20,305
Machinery and equipment............................    22,744        62,677
Marketing fixtures.................................    10,702        10,366
Equipment under capital leases.....................     1,239         2,854
                                                      -------       -------
                                                       51,494        96,202
Accumulated depreciation and amortization..........    (4,991)      (41,761)
                                                      -------       -------
                                                      $46,503       $54,441
                                                      =======       =======

    Depreciation and amortization expense ($000) was $5,043 for the Successor period August 15, 2001 through December 29, 2001, $10,186 for the Predecessor period December 31, 2000 through August 14, 2001, $14,281 for the Predecessor year ended December 30, 2000 and $12,420 for the Predecessor year ended January 1, 2000.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT:

    Long-term debt consisted of the following ($000):

                                                                                  SUCCESSOR, AT    PREDECESSOR, AT
                                                                                  DECEMBER 29,      DECEMBER 30,
                                                                                      2001              2000
                                                                                    -----------       -----------
Successor senior credit facility term loan......................................    $   125,000       $        --
Predecessor senior credit facility term loan....................................             --            41,400
10 3/8% Series A Senior Subordinated Notes due 2006.............................             --           100,000
10.875% Series B Senior Subordinated Notes due 2011, net of unamortized discount
  of $1,258.....................................................................        173,742                --
                                                                                    -----------       -----------
                                                                                        298,742           141,400
Current maturities..............................................................         (1,250)           (5,400)
                                                                                    -----------       -----------
                                                                                    $   297,492       $   136,000
                                                                                    ===========       ===========

    In connection with the Acquisition, approximately $151.6 million in Predecessor debt was retired, consisting of the previously outstanding
$100.0 million of 10 3/8% Series A Senior Subordinated Notes due 2006,
$38.7 million in term loan debt outstanding under the Predecessor senior credit facility and $12.9 million of borrowings under the revolving credit portion of the Predecessor senior credit facility. Additionally, we incurred an extraordinary charge in the Predecessor period from December 31, 2000 through August 14, 2001 in the amount of approximately $6.2 million (net of tax benefit of approximately $4.1 million) related to the write-off of associated debt issuance costs and prepayment penalties. The effective interest rate on variable rate senior credit facility borrowings outstanding was 7.2% at August 14, 2001, 8.7% at December 30, 2000 and 8.7% at January 1, 2000.

    In connection with the Acquisition, we also entered into a new senior credit facility with Goldman, Sachs & Co., as the lead arranger, Fleet National Bank, as the administrative agent, and other lenders. The senior credit facility provides for aggregate borrowings by us of up to $185.0 million, including a $125.0 million term loan and a $60.0 million revolving credit facility. As of December 29, 2001, there was outstanding $125.0 million in term loan borrowings and no borrowings under the revolving credit facility (excluding approximately $6.5 million in outstanding letters of credit) and approximately $53.5 million of unused commitment under the senior credit facility for working capital and other purposes.

    Amounts outstanding under the senior credit facility accrue interest, at our option, at a rate per annum equal to either: (1) the base rate, as defined in the senior credit facility, or (2) an adjusted Eurodollar rate, as defined in the senior credit facility, in each case plus an applicable interest margin. The applicable interest margin for the term loan is initially 3.50% for Eurodollar rate loans and 2.50% for base rate loans. The applicable interest margin for the revolving credit facility is initially 3.00% for Eurodollar rate loans and 2.00% for base rate loans. After March 31, 2002, the applicable interest margins for the term loan and the revolving credit facility will be subject to quarterly reductions based on our achievement of certain leverage ratios. The interest rate otherwise payable under the senior credit facility will increase by 2.00% per annum during the continuance of a payment default. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. Interest on the revolving credit facility is payable quarterly. The effective interest rate on variable rate senior credit facility borrowings outstanding at December 29, 2001 was 5.8%.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT: (CONTINUED)
    Principal borrowings under the term loan are due and payable in twenty-four quarterly installments of approximately $.313 million beginning December 31, 2001 through September 30, 2007 and four quarterly payments of approximately $29.4 million from December 31, 2007 through September 30, 2008. The outstanding balance of the revolving credit facility is payable in full on August 15, 2006.

    We are required to prepay borrowings under the senior credit facility in specified amounts and under specified circumstances such as certain asset sales, cash insurance proceeds, cash proceeds from our issuance of equity and excess cash flows, all as defined in the senior credit facility agreement. Subject to certain conditions, we may make optional prepayments of senior credit facility loans without premium or penalty.

    The senior credit facility is collateralized by substantially all of our personal property, some of our real property and a pledge of all the issued and outstanding stock issued by us and our domestic subsidiaries, as well as 65% of the issued and outstanding stock of our foreign subsidiaries. All of our obligations under the senior credit facility are guaranteed by Holdings and all of our present and future domestic subsidiaries.

    The senior credit facility contains certain covenants which, among other things, limit: the incurrence of additional indebtedness; mergers, acquisitions and sales of assets; the incurrence of liens or other encumbrances, guarantees or pledges; the payment of dividends and repurchases of common stock; prepayments of equity and subordinated debt instruments, including the 10.875% senior subordinated notes; investments; and certain transactions with affiliates. The senior credit facility requires us to meet financial tests, including, without limitation: maximum leverage; minimum interest coverage; maximum capital expenditures; and minimum fixed charge coverage.

    The senior credit facility contains customary events of default, including, among other things: payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the 10.875% senior subordinated notes; events of bankruptcy and insolvency; judgment defaults; invalidity of any guarantee or impairment of any collateral interests supporting the senior credit facility; and a change in our control, as defined in the senior credit facility.

    We are also required to pay a periodic administrative agent's fee, a letter of credit fee equal to the applicable interest margin for Eurodollar rate loans under the revolving credit facility and letter of credit fronting fees.

    As required under the senior credit facility, we purchased for $198,000 an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7% and terminates on December 7, 2004. The cap is recognized on the December 29, 2001 balance sheet at its fair value of approximately $188,000.

    Also, in connection with the Acquisition, we issued $175.0 million of 10.875% senior subordinated notes (less a discount of $1.3 million), which we subsequently exchanged for notes in the same principal amount and with identical terms (the "Notes"). Interest on the Notes accrues at the rate of 10.875% per annum and is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2002. Unless redeemed earlier, principal on the Notes is due in full on August 15, 2011. At any time prior to August 15, 2004, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.875% of the principal amount

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LONG-TERM DEBT: (CONTINUED)
thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

    (1) at least 65% of the aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption (excluding the Notes held by us and our subsidiaries); and

    (2) the redemption occurs within 90 days of the date of the closing of such equity offering.

    Except pursuant to the preceding paragraph, the Notes are not redeemable at our option prior to August 15, 2006.

    After August 15, 2006, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

YEAR                                                         PERCENTAGE
----                                                         ----------
2006.......................................................    105.438%
2007.......................................................    103.625%
2008.......................................................    101.813%
2009 and thereafter........................................    100.000%

    The Notes contain provisions and covenants including limitations on other indebtedness, restricted payments and distributions, sales of assets, subsidiary stock, liens and certain other transactions.

    The fair value of our long-term debt was approximately $13.0 million greater than the book value as of December 29, 2001 and $3.0 million lower than the book value as of December 30, 2000. The fair values were estimated based on similar issues or on current rates offered to us for debt of the same remaining maturities.

NOTE 6--REDEEMABLE PREFERRED STOCK:

    In connection with the 1996 acquisition, we authorized and issued 5,000 shares of Preferred Stock, par value $.01 per share, to Holdings.

    Dividends on the Preferred Stock accrued at a rate of 12% per annum. Dividends were cumulative and payable when and as declared by our Board of Directors, out of assets legally available, on May 1 and November 1 of each year. During the Predecessor period December 31, 2000 through August 14, 2001, dividends totaling $1,207,000 were declared and paid pursuant to these provisions, $2,440,000 were paid in the Predecessor fiscal year 2000 and $2,433,000 were paid in the Predecessor fiscal year 1999.

    The shares of Preferred Stock had no voting rights, other than as provided by Massachusetts law.

    The Preferred Stock was issued for $20.0 million and was recorded net of issuance costs of $2.2 million. The carrying amount was increased by periodic accretion, using the interest method with charges to retained earnings or paid-in capital, so that the carrying amount would equal the mandatory redemption amount, including accrued but undeclared or unpaid dividends, at the mandatory redemption date of December 15, 2007. All of this preferred stock was cancelled at the Acquisition, and none remains outstanding.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--COMMON STOCK:

    At December 29, 2001, our authorized common stock consists of 200,000 shares of common stock, (300,000 shares at December 30, 2000) par value $.01 per share. We have 1,000 shares of common stock issued and outstanding, all of which are held by Holdings. All outstanding shares of common stock are pledged to collateralize our obligations under the new senior credit facility. Each share of common stock entitles the holder thereof to one vote on all matters to be voted on by our shareholders. Pursuant to the restrictions contained in the senior credit facility and the indenture governing the Notes, we do not expect to be able to pay dividends on our common stock for the foreseeable future, other than certain limited dividends permitted by the senior credit facility and the indenture. In the event we have a liquidation, dissolution or winding-up, the holders of the common stock are entitled to share in our remaining assets after payment of all liabilities and after satisfaction of all liquidation preferences payable to the holders of all shares of stock ranking senior to the common stock. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the common stock are fully paid and non-assessable.

NOTE 8--EMPLOYEE BENEFIT PLANS:

    We offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement plan. We also offer life insurance to current and certain future retirees. Employee contributions are required as a condition of participation for both medical benefits and life insurance and our liabilities are net of these employee contributions.

    The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan ($000):

                                                   SUCCESSOR                 PREDECESSOR
                                                 --------------      ---------------------------
                                                 FOR THE PERIOD      FOR THE PERIOD
                                                    FROM                FROM          FOR THE
                                                 AUGUST 15,          DECEMBER 31,       YEAR
                                                    2001                2000           ENDED
                                                  THROUGH             THROUGH         DECEMBER
                                                 DECEMBER 29,        AUGUST 14,         30,
                                                    2001                2001            2000
                                                 --------------      --------------   ----------
    Benefit Obligation (APBO) at beginning of
      period...................................     $ 9,448             $ 9,878        $ 9,347
    Service cost...............................          35                  58            140
    Interest cost..............................         251                 418            672
    Plan participants' contributions...........         353                 589            768
    Actuarial loss (gain)......................         523                (398)           598
    Benefits paid..............................        (658)             (1,097)        (1,647)
                                                    -------             -------        -------
    APBO at end of period......................     $ 9,952             $ 9,448        $ 9,878
                                                    =======             =======        =======

    Our contribution for these post-retirement benefit obligations was $304,681 for the Successor period from August 15, 2001 through December 29, 2001, $507,801 for the Predecessor period December 31, 2000 through August 14, 2001 and $878,644 in the Predecessor fiscal year 2000.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized in the accompanying consolidated balance sheets, as follows ($000):

                                                            SUCCESSOR, AT    PREDECESSOR, AT
                                                            DECEMBER 29,    DECEMBER 30,
                                                              2001            2000
                                                              ------          ------
Funded status (unfunded APBO).............................    $9,952          $9,878
Unrecognized net loss from past experience different from
  that assumed and from changes in assumptions............      (523)         (1,110)
                                                              ------          ------
Accrued benefit cost......................................    $9,429          $8,768
                                                              ======          ======

    The discount rate used in determining the APBO as of both December 29, 2001 and December 30, 2000 was 7.0%.

    The components of post-retirement benefit expense charged to operations are as follows ($000):

                                               SUCCESSOR                   PREDECESSOR
                                              -----------      -----------------------------------
                                              FOR THE          FOR THE
                                              PERIOD           PERIOD
                                               FROM             FROM
                                              AUGUST 15,       DECEMBER       FOR THE YEARS ENDED
                                               2001            31, 2000      ---------------------
                                              THROUGH          THROUGH       DECEMBER     JANUARY
                                              DECEMBER         AUGUST 14,      30,          1,
                                              29, 2001          2001          2000         2000
                                              -----------      -----------   ----------   --------
Service cost--benefits attributed to service
  during the period.........................     $ 35             $ 58          $140        $166
Interest cost on accumulated post-retirement
  benefit obligation........................      251              418           672         639
Amortization of net actuarial loss..........       --               13            --          56
                                                 ----             ----          ----        ----
Total net periodic post-retirement benefit
  cost......................................     $286             $489          $812        $861
                                                 ====             ====          ====        ====

    The effects on our plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

    We have an obligation under a defined benefit plan covering certain former officers. At both December 29, 2001 and December 30, 2000, the present value of the estimated remaining payments under this plan was approximately $1.4 million and is included in other current and long-term liabilities.

    We also sponsor a defined contribution plan within the U.S. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 257 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which we match up to 2.5% of the employee contribution, at a rate of 75% on the first 2% and 50% on the second 2%. Effective January 1, 2002, we have increased our match up to 4% of the employee contribution at a rate of 100% on the first 3% and 50% of the second 2%. Our expense for the defined contribution plan totaled approximately ($000): $275 for the Successor period August 15, 2001 through December 29, 2001, $594 for the Predecessor period December 31, 2000 through August 14,

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--EMPLOYEE BENEFIT PLANS: (CONTINUED)
2001, $1,017 for the Predecessor fiscal year ended December 30, 2000 and $997 for the Predecessor fiscal year ended January 1, 2000.

NOTE 9--MANAGEMENT STOCK INCENTIVE PLANS:

    At Acquisition, Holdings adopted the 2001 Equity Incentive Plan (the "Plan") in order to provide incentives to our employees and directors and those of Holdings. Awards under the plan provide the recipients with options to purchase shares of Holdings' common stock. There were 986,049 shares of Holdings common stock made available for this plan. Three different types of option awards have been issued under the Plan--Basic options, Performance options and options retained by management that were issued before the Acquisition. Basic options vest ratably over a five year period, but immediately vest upon a change in control as defined. Up to 246,998 Basic options may be granted to certain employees under the Plan, of which 53,882 remain available for grant at December 29, 2001. The exercise price of the Basic options is $24.62 per share, which is deemed to be the fair market value of the Holdings common stock at the time the options were granted (fair market value is based upon the recent Acquisition of Holdings as described in
Note 1). Since the number of shares and the exercise price per share are known at the time of grant, the Basic Options qualify for fixed plan accounting. Accordingly, no compensation expense has been recognized on the Basic options granted during 2001. These options expire in ten years. The fair value of each granted Basic option, at the date of the grant, has been estimated to be $18.84. This fair value was estimated using a minimum value method at an assumed risk free interest rate of 5.5% and with an expected term of five years. No dividends were assumed.

    Performance options will vest after eight years, but may vest earlier depending on a number of events, including a change of control (as defined) or reaching certain defined performance objectives as of December 31, 2006. Up to 394,145 Performance options may be granted to certain employees under the Plan, of which 89,308 remain available for grant at December 29, 2001. The exercise price of the Performance options is $24.62 per share, which is deemed to be the fair market value of the stock at the time the options were granted. These options are subject to fixed accounting and no compensation expense has been recognized on the Performance options granted during 2001. These options expire in ten years. The fair value of each granted Performance option, at the date of the grant, has been estimated to be $16.04. This fair value was estimated using a minimum value method at an assumed risk free interest rate of 5.5%. The expected life of the options was estimated to be eight years. No dividends were assumed.

    A summary of stock option activity under this plan (in number of shares that may be purchased) is as follows (excluding options issued under the Former Plan-see below):

                                                           BASIC     PERFORMANCE
                                                          OPTIONS      OPTIONS
                                                          --------   -----------
Outstanding, August 15, 2001............................       --           --
Granted.................................................  193,116      304,837
Exercised...............................................       --           --
Forfeited...............................................       --           --
Expired.................................................       --           --
                                                          -------      -------
Outstanding, December 29, 2001..........................  193,116      304,837
                                                          =======      =======
Exercisable, December 29, 2001..........................       --           --

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--MANAGEMENT STOCK INCENTIVE PLANS: (CONTINUED)

    Prior to the Acquisition, Holdings had an existing Management Stock Incentive Plan (the "Former Plan") in order to provide incentives to employees and directors of Holdings and Carter's. Options awarded under this plan entitle recipients to purchase Holdings Common Stock (previously Holdings Class C Stock). Shares subject to options issued under the Former Plan have been restated to reflect a 10 for 1 stock split that occurred on August 15, 2001. Options for up to 752,680 shares of Holdings Common Stock were able to be granted to certain employees under the Former Plan, of which 2,864 had not been granted at August 14, 2001 and December 30, 2000. The exercise price of all options granted under the Former Plan was $6 per share, which was deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense was recognized on the options granted. All the options granted under the Former Plan vested ratably over five years (contingent upon our meeting specific earnings targets) or would immediately vest upon certain events. All stock options granted under the Former Plan vested immediately upon the Acquisition. The Former Plan was terminated at the time of the Acquisition and all outstanding options are susequently covered by the new Basic plan and expire on August 15, 2011. In connection with the Acquisition, 318,675 options were exercised and 431,141 remained outstanding. Additionally, after the Acquisition, 86,226 options were forfeited by management.

    The fair value of each granted option, at the date of the grant, has been estimated to be $1.90 for the options granted during fiscal 1999, $1.98 for the options granted during fiscal 1998, $2.36 for the options granted during fiscal 1997 and $2.95 for the options granted during the two-month period ended December 28, 1996. The fair value of the options granted was estimated using a minimum value method at an assumed risk free interest rate of 5.5% for options granted in 1999, 5.0% in 1998, 6.25% in 1997 and 7.0% in the two-month period ended December 28, 1996.

    A summary of stock option activity (in number of shares that may be purchased) under the Former Plan is as follows:

                                               SUCCESSOR                   PREDECESSOR
                                              -----------      -----------------------------------
                                               FOR THE          FOR THE
                                                PERIOD          PERIOD
                                                 FROM            FROM
                                               AUGUST 15,      DECEMBER 31,
                                                 2001            2000          FOR THE YEARS ENDED
                                                THROUGH         THROUGH     ------------------------
                                              DECEMBER 29,      AUGUST 14,  DECEMBER 30,  JANUARY 1,
                                                 2001             2001          2000        2000
                                              -----------      -----------  -----------   ----------
Outstanding, beginning of period............    431,141          749,816      749,816     712,552
Granted.....................................         --               --           --      57,500
Exercised...................................         --         (318,675)          --          --
Forfeited...................................    (86,226)              --           --     (20,236)
                                                -------         --------      -------     -------
Outstanding, end of period..................    344,915          431,141      749,816     749,816
                                                =======         ========      =======     =======
Exercisable, end of period..................    344,915          431,141      568,900     428,890
                                                =======         ========      =======     =======

    If the fair value based method had been applied, estimated compensation expense would have been approximately $167,000 for the Successor period from August 15, 2001 through December 29, 2001, $477,000 for the Predecessor period from December 31, 2000 through August 14, 2001, $418,000 for the Predecessor year ended December 30, 2000 and $418,000 for the Predecessor year ended January 1, 2000, resulting in pro forma net income (loss) of approximately $12,732,000, $(14,714,000), $14,196,000 and $(2,287,000). Under
the Former Plan, a portion of the fair value method compensation

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--MANAGEMENT STOCK INCENTIVE PLANS: (CONTINUED) expense reflects the immediate vesting of the unvested options based upon the fair value of each granted option at grant date.

NOTE 10--INCOME TAXES:

    The provision for income taxes consisted of the following ($000):

                                             SUCCESSOR                   PREDECESSOR
                                            -----------      -----------------------------------
                                            FOR THE           FOR THE
                                             PERIOD           PERIOD
                                              FROM             FROM
                                            AUGUST 15,       DECEMBER       FOR THE YEARS ENDED
                                              2001           31, 2000      ---------------------
                                            THROUGH           THROUGH      DECEMBER     JANUARY
                                            DECEMBER         AUGUST 14,      30,          1,
                                            29, 2001           2001          2000        2000
                                            -----------      -----------   ----------   --------
CURRENT TAX PROVISION (BENEFIT):
--------------------------------
  Federal.................................    $3,575           $  (213)      $8,293      $1,239
  State...................................       630                72        1,285         275
  Foreign.................................       279               396          566         293
                                              ------           -------       ------      ------
    Total current provision...............     4,484               255       10,144       1,807
                                              ------           -------       ------      ------
DEFERRED TAX PROVISION (BENEFIT):
---------------------------------
  Federal.................................     2,594            (1,478)        (367)     (2,372)
  State...................................       317              (181)         (46)       (304)
                                              ------           -------       ------      ------
    Total deferred provision (benefit)....     2,911            (1,659)        (413)     (2,676)
                                              ------           -------       ------      ------
      Total provision (benefit)...........    $7,395           $(1,404)      $9,731      $ (869)
                                              ======           =======       ======      ======

    Components of deferred tax assets and liabilities were as follows ($000):

                                                              SUCCESSOR,     PREDECESSOR,
                                                                 AT              AT
                                                              DECEMBER 29,   DECEMBER 30,
                                                                2001            2000
                                                              ------------   ------------
DEFERRED TAX ASSETS:
--------------------
  Accounts receivable allowance.............................    $ 2,005        $ 1,840
  Inventory valuation.......................................      4,445          4,314
  Liability accruals........................................      3,038          3,196
  Deferred employee benefits................................      4,060          3,973
  Other.....................................................        476            542
                                                                -------        -------
    Total deferred tax assets...............................    $14,024        $13,865
                                                                =======        =======
DEFERRED TAX LIABILITIES:
-------------------------
  Tradename and licensing agreements........................    $86,343        $33,146
  Depreciation..............................................      2,092          6,018
  Deferred employee benefits................................        593            642
                                                                -------        -------
    Total deferred tax liabilities..........................    $89,028        $39,806
                                                                =======        =======

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--INCOME TAXES: (CONTINUED)

    The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

                                            SUCCESSOR                           PREDECESSOR
                                        -----------------      ---------------------------------------------
                                         FOR THE PERIOD         FOR THE PERIOD
                                              FROM                   FROM             FOR THE YEARS ENDED
                                         AUGUST 15, 2001       DECEMBER 31, 2000   -------------------------
                                             THROUGH                THROUGH        DECEMBER 30,   JANUARY 1,
                                        DECEMBER 29, 2001       AUGUST 14, 2001        2000          2000
                                        -----------------      -----------------   ------------   ----------
Statutory federal income tax rate.....         35.0%                  34.0%            35.0%         34.0%
State income taxes, net of Federal
  income tax benefit..................          3.1                    0.7              3.3           0.7
Goodwill amortization.................           --                   (1.7)             1.1          (9.5)
Non-deductible Acquisition costs......           --                  (12.5)              --            --
Foreign income, net of tax............         (1.9)                  (4.3)             0.1          (1.9)
Other.................................          0.3                   (1.7)             0.2           6.7
                                               ----                  -----             ----          ----
    Total.............................         36.5%                  14.5%            39.7%         30.0%
                                               ====                  =====             ====          ====

    The portion of income before income taxes attributable to foreign income was approximately $1,895,000 for the Successor period from August 15, 2001 through December 29, 2001, ($46,000) for the Predecessor period from December 31, 2000 through August 14, 2001, $1,589,000 for the Predecessor year ended December 30, 2000 and $704,000 for the Predecessor year ended January 1, 2000.

NOTE 11--LEASE COMMITMENTS:

    Rent expense ($000) under operating leases was $7,384 for the Successor period August 15, 2001 through December 29, 2001, $12,321 for the Predecessor period from December 31, 2000 through August 14, 2001, $19,232 for the Predecessor year ended December 30, 2000 and $18,108 for the Predecessor year ended January 1, 2000.

    Minimum annual rental commitments under current noncancelable operating leases as of December 29, 2001 were as follows ($000):

                                    BUILDINGS,                         DATA                          TOTAL
                                     PRIMARILY     TRANSPORTATION   PROCESSING   MANUFACTURING   NONCANCELABLE
FISCAL YEAR                        RETAIL STORES     EQUIPMENT      EQUIPMENT      EQUIPMENT        LEASES
-----------                        -------------   --------------   ----------   -------------   -------------
2002.............................     $15,362           $146          $  504          $299          $16,311
2003.............................      12,975             49             438           152           13,614
2004.............................      10,867             10             305            93           11,275
2005.............................       8,586             --             156            66            8,808
2006.............................       5,153             --              --            13            5,166
Thereafter.......................      14,939             --              --            --           14,939
                                      -------           ----          ------          ----          -------
  Total..........................     $67,882           $205          $1,403          $623          $70,113
                                      =======           ====          ======          ====          =======

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--LEASE COMMITMENTS: (CONTINUED)
    In February 2001, we entered into a ten-year lease agreement for a new corporate office in Atlanta, Georgia. Payments on this lease began in October 2001. The ten-year commitment will total approximately $18.0 million.

    Future annual lease commitments under capital lease obligations are as follows ($000):

FISCAL YEAR
-----------
2002                                                          $ 509
Thereafter..................................................     --
                                                              -----
Total minimum obligations...................................    509
Interest....................................................     (8)
                                                              -----
Present value of net minimum obligations....................    501
Current portion, included in other current liabilities......   (501)
                                                              -----
Long-term obligations, included in other long-term
  liabilities at December 29, 2001..........................  $  --
                                                              =====

NOTE 12--CONTINGENCIES:

    We are subject to various federal, state and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties and costs. From time to time, our operations have resulted or may result in noncompliance with or liability pursuant to environmental laws. In 1998, the Lamar County (Georgia) Regional Solid Waste Authority asserted environmental claims against us related to the disposal of waste generated by one of our plants. The waste, which allegedly was contaminated, was allegedly deposited in unlined trenches at a local municipal solid waste landfill in Lamar County, Georgia during the 1970s. We paid $244,000 to settle certain of these claims in an agreement reached with the Authority on May 9, 2001. Generally, compliance with environmental laws has not had a material impact on our operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on our operations.

    Additionally, we enter into various purchase order commitments with full package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--OTHER CURRENT LIABILITIES:

    Other current liabilities consisted of the following ($000):

                                                              SUCCESSOR,
                                                                 AT            PREDECESSOR,
                                                              DECEMBER             AT
                                                                 29,           DECEMBER 30,
                                                                2001              2000
                                                                -------           -------
Accrued interest............................................    $ 7,729           $ 1,276
Accrued income taxes........................................      7,388            11,658
Accrued incentive compensation..............................      4,863             5,025
Accrued workers compensation................................      3,050             3,178
Other current liabilities...................................     11,408            14,352
                                                                -------           -------
                                                                $34,438           $35,489
                                                                =======           =======

NOTE 14--VALUATION AND QUALIFYING ACCOUNTS:

    Information regarding valuation and qualifying accounts is as follows
($000):

                                                              ALLOWANCE FOR
                                                                DOUBTFUL      INVENTORY
                                                                ACCOUNTS      VALUATION
                                                              -------------   ---------
PREDECESSOR:
------------
  BALANCE, JANUARY 2, 1999..................................     $ 2,500       $ 3,118
    Additions, charged to expense...........................       2,435         5,306
    Writeoffs...............................................      (2,170)       (3,187)
                                                                 -------       -------
  BALANCE, JANUARY 1, 2000..................................       2,765         5,237
    Additions, charged to expense...........................       1,840         3,408
    Writeoffs...............................................      (2,560)       (4,563)
                                                                 -------       -------
  BALANCE, DECEMBER 30, 2000................................       2,045         4,082
    Additions, charged to expense...........................       1,317         1,482
    Writeoffs...............................................      (1,525)       (1,112)
                                                                 -------       -------
  BALANCE, AUGUST 14, 2001..................................     $ 1,837       $ 4,452
                                                                 =======       =======
SUCCESSOR:
----------
  BALANCE, AUGUST 15, 2001..................................     $ 1,837       $    --
    Additions, charged to expense...........................         604         1,681
    Writeoffs...............................................        (768)           --
                                                                 -------       -------
  BALANCE, DECEMBER 29, 2001................................     $ 1,673       $ 1,681
                                                                 =======       =======

NOTE 15--RELATED PARTY TRANSACTIONS:

    In 1996, in connection with the closing of the acquisition of Holdings by Investcorp S.A., we entered into an agreement for management advisory and consulting services under which we agreed to pay Investcorp $1.35 million per year for a five-year term. This agreement was terminated upon the consummation of the Acquisition.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15--RELATED PARTY TRANSACTIONS: (CONTINUED)
    In connection with the Acquisition, we entered into a management agreement with Berkshire Partners LLC. Under this agreement, we will pay Berkshire Partners an annual management fee of $1.65 million commencing on the first anniversary of the Acquisition. We will pay this fee quarterly in advance. In addition, upon consummation of the Acquisition, we paid Berkshire Partners an acquisition fee of $2.0 million. We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

    In January 2000, we issued a loan to an officer in the amount of $4.3 million, the proceeds of which were used by the officer to repay a previous loan from us in the amount of $1.5 million. In connection with the Acquisition, we amended the terms of this loan. As amended, the $4.3 million loan will be payable in annual installments of $600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan will become due if the officer is no longer our employee, if we close a public offering of our equity securities, upon a change in voting control of Holdings or upon other customary events of default. The loan is collateralized by the officer's equity in Holdings. The loan bears interest at the average rate paid by us under the revolving portion of our senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings. The loan balance and related accrued interest is included in other long-term assets on the accompanying balance sheets.

    We paid dividends on our common stock held by our parent, Holdings, in the amounts of approximately $60,000 for the Predecessor period from December 31, 2000 through August 14, 2001, $70,000 for the Predecessor fiscal year ended December 30, 2000 and $507,000 for the Predecessor fiscal year ended January 1, 2000. Proceeds from these dividends were used by Holdings to repurchase shares of Holdings' stock owned by certain of our former employees in the amounts of $60,000 for the Predecessor period from December 31, 2000 through August 14, 2001, $70,000 for the Predecessor fiscal year ended December 30, 2000 and $507,000 for the Predecessor fiscal year ended January 1, 2000.

    In addition, during the Predecessor period from December 31, 2000 through August 14, 2001 and each of the Predecessor fiscal years 2000 and 1999, Holdings made $60,000 in capital contributions to us in connection with the issuance of shares of Holdings' stock to certain of our employees. Each of the fiscal 2001, 2000 and 1999 transactions of $60,000 involved no cash proceeds, and we recognized these amounts as compensation expense.

    On August 15, 2001, we paid a dividend of approximately $128.6 million to Holdings. Holdings used these funds to repay debt and partially fund other payments in connection with the Acquisition, including payment to selling stockholders and option holders. Other than as described above and in Note 6, we have paid no dividends in fiscal years 2001 and 2000.

NOTE 16--SEGMENT INFORMATION:

    We report segment information in accordance with the provisions of SFAS
No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SEGMENT INFORMATION: (CONTINUED) performance of our reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. For purposes of complying with SFAS 131, we have identified our two reportable segments as "Wholesale" and "Retail." We generally sell the same products in each business segment. Wholesale products are offered through our Wholesale distribution channel while the Retail segment reflects the operations of our outlet stores. The Accounting policies of the segments are the same as those described in
Note 2--"Nature of Business and Summary of Significant Accounting Policies."

    In fiscal 2000, we reassessed our process for evaluating the financial results of each reportable segment. Effective December 30, 2000, each segment's results include the costs directly related to the segment's revenue and all other costs are allocated based on the relationship to consolidated net sales or units produced to support each segment's revenue. Prior to December 30, 2000, we determined the Retail segment's earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") on a direct contribution basis only and did not include allocations of all costs incurred to support Retail operations. The Wholesale segment, previously referred to as "Wholesale and Other," included all our other revenue and expenses not directly related to the Retail segment. Management believes that its revised process for measurement provides a more meaningful analysis of each segment's financial results. Prior year amounts have been reclassified to conform to the current year presentation.

    Under the old method, EBITDA for the Wholesale and Other segment would have been approximately $3,416,000 for the Successor period from August 15, 2001 through December 29, 2001, $(3,728,000) for the Predecessor period from December 31, 2000 through August 14, 2001, $414,000 for the Predecessor fiscal year ended December 30, 2000 and $(1,132,000) for the Predecessor fiscal year ended January 1, 2000. Under the old method, EBITDA for the Retail segment would have been approximately $34,567,000 for the Successor period from August 15, 2001 through December 29, 2001, $31,935,000 for the Predecessor period from December 31, 2000 through August 14, 2001, $57,627,000 for the Predecessor fiscal year ended December 30, 2000 and $39,966,000 for the Predecessor fiscal year ended January 1, 2000.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SEGMENT INFORMATION: (CONTINUED)
    The table below presents certain segment information for the periods indicated ($000):

                                                              WHOLESALE    RETAIL     TOTAL
                                                              ---------   --------   --------
SUCCESSOR FOR THE PERIOD FROM AUGUST 15, 2001 THROUGH
  DECEMBER 29, 2001:
    Sales...................................................  $136,167    $108,091   $244,258
    EBITDA..................................................  $ 13,543    $ 24,440   $ 37,983
PREDECESSOR FOR THE PERIOD FROM DECEMBER 31, 2000 THROUGH
  AUGUST 14, 2001:
    Sales...................................................  $160,646    $127,088   $287,734
    EBITDA..................................................  $ 12,853    $ 15,354   $ 28,207
PREDECESSOR FISCAL YEAR ENDED DECEMBER 30, 2000:
    Sales...................................................  $256,094    $215,280   $471,374
    EBITDA..................................................  $ 26,524    $ 31,517   $ 58,041
PREDECESSOR FISCAL YEAR ENDED JANUARY 1, 2000:
    Sales...................................................  $231,284    $183,312   $414,596
    EBITDA..................................................  $ 20,773    $ 18,061   $ 38,834

    A reconciliation of total segment EBITDA to total consolidated income (loss) before income taxes is presented below ($000):

                                             SUCCESSOR                   PREDECESSOR
                                            -----------      ------------------------------------
                                             FOR THE          FOR THE
                                             PERIOD           PERIOD
                                              FROM             FROM                       FOR
                                            AUGUST 15,       DECEMBER                    FISCAL
                                              2001              31,        FOR FISCAL     YEAR
                                             THROUGH           2000        YEAR ENDED    ENDED
                                            DECEMBER          THROUGH      DECEMBER     JANUARY
                                               29,           AUGUST 14,       30,          1,
                                              2001             2001          2000         2000
                                            -----------      -----------   ----------   ---------
Total EBITDA for reportable segments......   $ 37,983         $ 28,207      $ 58,041    $ 38,834
Depreciation and amortization expense.....     (6,918)         (12,245)      (17,520)    (16,855)
Acquisition-related non-recurring
  charges.................................         --          (11,289)           --          --
Writedown of long-lived assets............         --           (3,156)           --      (7,124)
Non-recurring charges-plant closure
  costs...................................        268           (1,116)           --          --
Interest expense, net.....................    (11,100)         (10,060)      (15,991)    (17,748)
                                             --------         --------      --------    --------
Consolidated income (loss) before income
  taxes...................................   $ 20,233         $ (9,659)     $ 24,530    $ (2,893)
                                             ========         ========      ========    ========

    The table below represents inventory by segment at ($000):

                                                   SUCCESSOR,       PREDECESSOR, AT
                                                      AT         ---------------------
                                                   DECEMBER      DECEMBER     JANUARY
                                                      29,          30,          1,
                                                     2001          2000        2000
                                                   -----------   ----------   --------
Wholesale........................................    $66,191      $72,114     $58,269
Retail...........................................     22,878       20,321      21,367
                                                     -------      -------     -------
                                                     $89,069      $92,435     $79,636
                                                     =======      =======     =======

    Wholesale inventories include inventory produced and warehoused for the Retail segment.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SEGMENT INFORMATION: (CONTINUED)
    The following represents property, plant and equipment, net, by geographic area as of ($000):

                                                   SUCCESSOR,       PREDECESSOR, AT
                                                      AT         ---------------------
                                                   DECEMBER      DECEMBER     JANUARY
                                                      29,          30,          1,
                                                     2001          2000        2000
                                                   -----------   ----------   --------
United States....................................    $40,603      $45,226     $41,417
International....................................      5,900        9,215      10,359
                                                     -------      -------     -------
                                                     $46,503      $54,441     $51,776
                                                     =======      =======     =======

    Our international operations consist primarily of sewing facilities and, accordingly, no revenues are recorded at these locations.

NOTE 17--CLOSURE OF MANUFACTURING FACILITIES:

    Historically, we met most of our fabric requirements through our textile operations located in Barnesville, Georgia. During 1999, we developed a plan to take advantage of alternative fabric sourcing opportunities and, in the third quarter of 1999, began to phase-down production in our textile operations. All textile processes, with the exception of printing, were discontinued by the end of fiscal 1999.

    Financial results for fiscal 1999 included a non-recurring charge of $6,865,000 representing the impairment adjustment required to reduce the carrying value of land, buildings and equipment associated with the textile facility in Barnesville, Georgia to their estimated net realization value of $1,950,000. In fiscal 2001, $449,000 and fiscal 2000, $627,000 of these assets were sold. The remaining asset value was adjusted in connection with the Acquisition.

    During 1999, we also closed three domestic sew plants. The net loss on property, plant and equipment related to the closures totaled $259,000 and was included in the 1999 non-recurring charge.

    In the first quarter of fiscal 2001, we announced our plans to close our sewing facility located in Harlingen, Texas, which subsequently closed and ceased operations on May 11, 2001. Approximately 460 employees, primarily sew operators, were located at this facility. In the first quarter of 2001, we recorded a non-recurring charge of approximately $582,000 for closure costs and involuntary termination benefits. As of December 29, 2001, approximately $5,000 of the costs provided for in the first quarter of 2001 for lease obligations have not yet been paid and are included in other current liabilities in the accompanying balance sheet. The components of the liability established for the costs associated with this plant closure are as follows:

                                                   MARCH 31,                            DECEMBER 29,
                                                     2001      PAYMENTS   ADJUSTMENTS       2001
                                                   ---------   --------   -----------   ------------
Severance and other termination benefits.........  $346,000    $343,000     $  3,000       $   --
Lease obligations................................   167,000      85,000       77,000        5,000
Other closure costs..............................    69,000      36,000       33,000           --
                                                   --------    --------     --------       ------
    Total........................................  $582,000    $464,000     $113,000       $5,000
                                                   ========    ========     ========       ======

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--CLOSURE OF MANUFACTURING FACILITIES: (CONTINUED)
    In the second quarter of fiscal 2001, we announced our plans to close our fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001. Approximately 110 employees, primarily print operators, were located at this facility. In the second quarter of 2001, we recorded a non-recurring charge of approximately $534,000 for closure costs and involuntary termination benefits. As of December 29, 2001, approximately $71,000 of the costs provided for in the second quarter of 2001 for severance and other termination benefits have not yet been paid and are included in other current liabilities in the accompanying balance sheet. The components of the liability established for the costs associated with this plant closure are as follows:

                                                   JUNE 30,                            DECEMBER 29,
                                                     2001     PAYMENTS   ADJUSTMENTS       2001
                                                   --------   --------   -----------   ------------
Severance and other termination benefits.........  $328,000   $183,000     $ 74,000       $71,000
Other closure costs..............................   206,000    125,000       81,000            --
                                                   --------   --------     --------       -------
    Total........................................  $534,000   $308,000     $155,000       $71,000
                                                   ========   ========     ========       =======

    Additionally, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we recorded in the first quarter of fiscal 2001 a non-cash charge of approximately $742,000 related to the writedown of the asset value of our Harlingen, Texas facility to its estimated net realizable value. In the second quarter of 2001, we recorded a non-cash charge of approximately $2,414,000 related to the writedown of the asset value of our fabric printing operations in Barnesville, Georgia to its estimated net realizable value. The assets from the Barnesville facility and land associated with the Harlingen facility are included in assets held for sale on the accompanying balance sheet as of December 29, 2001.

    In connection with the Acquisition, we reevaluated the requirements for certain manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, we decided to exit certain manufacturing operations. We made this decision in connection with our new ownership in advance of the Acquisition. Accordingly, on October 23, 2001, we announced our plans to close our cutting and fabric warehouse operations located in Griffin, Georgia, our embroidery operation located in Milner, Georgia, our bed and bath sewing and finishing operation located in Barnesville, Georgia, and our sewing facility located in San Pedro, Dominican Republic before the end of fiscal 2001. At Acquisition, we established a liability for these plant closures. The number of employees affected by these closures is as follows:

                                                              NUMBER OF
FACILITY                                                      EMPLOYEES
--------                                                      ----------
San Pedro, Dominican Republic (sewing operators)............     468
Griffin, Georgia (cutting and warehouse operators)..........     170
Milner, Georgia (embroidery operators)......................      90
Barnesville, Georgia (sewing operators).....................      60

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17--CLOSURE OF MANUFACTURING FACILITIES: (CONTINUED)
    The components of the liability established for the costs associated with these plant closures are as follows:

                                                                         ADJUSTMENTS
                                                                         (RECORDED TO
                                                 AUGUST 15,                PURCHASE     DECEMBER 29,
                                                    2001      PAYMENTS   ACCOUNTING)        2001
                                                 ----------   --------   ------------   ------------
Severance and other termination benefits.......  $1,277,000   $687,000     $186,000       $404,000
Lease obligations..............................     947,000    103,000      449,000        395,000
Other closure costs............................     128,000     25,000      (44,000)       147,000
                                                 ----------   --------     --------       --------
    Total......................................  $2,352,000   $815,000     $591,000       $946,000
                                                 ==========   ========     ========       ========

    The remaining obligations related to the above closures are expected to be paid by the end of the second quarter of 2002. The assets associated with these closures are included in assets held for sale on the accompanying balance sheet as of December 29, 2001.

NOTE 18--OTHER EXIT COSTS:

    In connection with the Acquisition and our new ownership, we announced our decision to terminate an initiative to open full price retail stores. At Acquisition, we established a liability related to terminating three employees, exiting a full price retail consulting contract and providing for related lease obligations. The components of the liability established to terminate this initiative are as follows:

                                                                         ADJUSTMENTS
                                                                         (RECORDED TO
                                                 AUGUST 15,                PURCHASE     DECEMBER 29,
                                                    2001      PAYMENTS   ACCOUNTING)        2001
                                                 ----------   --------   ------------   ------------
Severance and other termination benefits.......  $  490,000   $262,000    $       --      $228,000
Professional fees..............................     670,000    331,000            --       339,000
Lease obligations..............................   2,413,000         --     2,413,000            --
                                                 ----------   --------    ----------      --------
    Total......................................  $3,573,000   $593,000    $2,413,000      $567,000
                                                 ==========   ========    ==========      ========

    Subsequent to the establishment of the above liabilities, we have determined that the leased space previously obtained for the full price retail initiative will be utilized for other aspects of our operations and accordingly, have reversed this liability through purchase accounting.

    The remaining obligations related to the above exit costs are expected to be paid by the end of the second quarter of 2002.

ITEM 9. CHANGE IN ACCOUNTANTS

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each of our directors and executive officers. Each of our directors will hold office until the next annual meeting of our shareholders or until his Successor has been elected and qualified. Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

NAME                                          AGE                           POSITIONS
----                                        --------   ---------------------------------------------------
Frederick J. Rowan, II....................     62      Chairman of the Board of Directors, President and
                                                       Chief Executive Officer
Joseph Pacifico...........................     52      President-Marketing and Director
Charles E. Whetzel, Jr....................     51      Executive Vice President-Global Sourcing
David A. Brown............................     44      Executive Vice President-Operations and Director
Michael D. Casey..........................     41      Senior Vice President and Chief Financial Officer
Bradley M. Bloom..........................     48      Director
Ross M. Jones.............................     36      Director
David Pulver..............................     60      Director

    FREDERICK J. ROWAN, II joined us in 1992 as President and Chief Executive Officer and became Chairman of our Board of Directors in October 1996. Prior to joining us, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and
Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 37 years, has been in senior executive positions for nearly 25 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

    JOSEPH PACIFICO joined us in 1992 as Executive Vice President--Sales and Marketing and was named President--Marketing in 1997. Mr. Pacifico became a director in 2001 upon the consummation of the Acquisition. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992.

    CHARLES E. WHETZEL, JR. joined us in 1992 as Executive Vice President--Operations and was named Executive Vice President--Manufacturing in 1997. In 2000, Mr. Whetzel's title became Executive Vice President--Global Sourcing consistent with our focus on expansion of global sourcing capabilities. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc.,
Mr. Whetzel held positions of increased responsibility with Mast Industries, Health-Tex and Wellmade Industries. In 1988, Mr. Whetzel joined Bassett-
Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

    DAVID A. BROWN joined us in 1992 as Senior Vice President--Business Planning and Administration and became a director in October 1996. In 1997, Mr. Brown was named Executive Vice President--Operations. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President--Human Resources for both the H.D. Lee Company and Bassett-Walker, Inc. Mr. Brown also held personnel focused positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

    MICHAEL D. CASEY joined us in 1993 as Vice President--Finance and was named Senior Vice President--Finance in 1997. In 1998, Mr. Casey was named Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Casey was a Senior Manager with Price Waterhouse LLP.

    BRADLEY M. BLOOM became a director upon the closing of the Acquisition. Mr. Bloom is a Managing Director of Berkshire Partners LLC, which he co-founded in 1986. He has been a director of several of Berkshire Partners' retailing and manufacturing companies including, among others, Weigh-Tronix, LLC and Miami Cruiseline Services.

    ROSS M. JONES became a director upon the closing of the Acquisition. Mr. Jones is a Managing Director of Berkshire Partners LLC, which he joined in 1993. He has been a director of several of Berkshire Partners' retailing, manufacturing and business services companies including, among others, AVW/ TELAV, Sterling Collision Centers, Inc. and Thomas Built Buses, Inc.

    DAVID PULVER of Cornerstone Capital, Inc. became a director effective January 9, 2002. Mr. Pulver has been a private investor for approximately 20 years and is a current board member of Hearst Argyle-Television and Casual Male, Inc. and was a board member of Costco Wholesale, Inc. Mr. Pulver was a founder of The Children's Place and served as its Chairman and Co-Chief Executive Officer until 1982.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all cash compensation earned in fiscal years 2001, 2000 and 1999 by our Chief Executive Officer and each of the other four most highly compensated executive officers (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements."

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                     ANNUAL COMPENSATION                COMPENSATION
                                           ------------------------------------------   -------------
                                                                                         SECURITIES
                                 FISCAL                INCENTIVE       OTHER ANNUAL      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR      SALARY    COMPENSATION   COMPENSATION (A)     OPTIONS      COMPENSATION (B)
---------------------------     --------   --------   ------------   ----------------   ------------   ----------------
Frederick J. Rowan, II .......    2001     $650,000    $  812,500       $  682,546        149,959         $2,375,000
  Chairman of the Board of        2000      600,000     1,080,000        1,144,477             --                 --
  Directors, President and        1999      595,833            --          442,290             --                 --
  Chief Executive Officer

Joseph Pacifico ..............    2001     $420,000    $  341,250       $  257,318         48,711         $  325,000
  President-Marketing and         2000      390,000       456,300          251,707             --                 --
  Director                        1999      387,500            --          197,399             --                 --

Charles E. Whetzel, Jr. ......    2001     $285,000    $  231,563       $  146,454         48,711         $  325,000
  Executive Vice President-       2000      262,500       307,100          140,809             --                 --
  Global Sourcing                 1999      260,417            --          110,238             --                 --

David A. Brown ...............    2001     $285,000    $  231,563       $  118,538         48,711         $  325,000
  Executive Vice President-       2000      262,500       307,100          166,166             --                 --
  Operations and Director         1999      260,417            --           75,372             --                 --

Michael D. Casey .............    2001     $250,000    $  203,125       $  116,278         48,711         $1,175,000
  Senior Vice President and       2000      210,000       245,700          100,097             --                 --
  Chief Financial Officer         1999      208,333            --          115,471             --                 --

------------------------

(a) Other annual compensation includes supplemental retirement plan benefits, automobile allowances and medical cost reimbursement. In fiscal 2000, other annual compensation for Mr. Rowan included relocation assistance. In fiscal 1999, other annual compensation for Mr. Casey included relocation assistance.

(b) All other compensation includes Acquisition-related management bonuses.

EMPLOYMENT ARRANGEMENTS

    Frederick J. Rowan, II, Chairman of the Board of Directors, President and Chief Executive Officer, entered into a restated employment agreement with us in August 2001. Mr. Rowan's employment agreement is for a three-year term, which extends automatically for successive one-year terms, subject to termination upon notice. Pursuant to this agreement, Mr. Rowan is entitled to receive:

    - a base salary, currently $683,000 for fiscal year 2002, subject to annual cost of living adjustments and any increases approved by the Board of Directors;

    - annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with our achievement of targeted performance levels as defined in the plan; and

    - specified fringe benefits, including a retirement trust.

    If we terminate Mr. Rowan's employment without cause, he will continue to receive his then-current salary and specified bonuses, and we will maintain fringe benefits on his behalf, for three years following his termination.
Mr. Rowan has agreed not to compete with us for the two-year period following the end of his employment with us, unless he is terminated without cause, in which case the duration of such period is one year.

    Joseph Pacifico, Charles E. Whetzel, Jr., David A. Brown and Michael D. Casey each entered into a restated employment agreement with us in August 2001. The employment agreement of each of these executives is for a two-year term, which automatically extends annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreements, Messrs. Pacifico, Whetzel, Brown and Casey are entitled to receive:

    - a base salary, currently $441,000, $314,000, $314,000 and $299,000 for fiscal year 2002, subject to annual cost of living adjustments and any increases approved by the Board of Directors;

    - annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with our achievement of targeted performance levels as defined in the plan; and

    - specified fringe benefits, including a retirement trust.

    If we terminate any of these executives' employment without cause as defined, he will continue to receive his then-current salary and specified bonuses for two years following termination, and we will maintain fringe benefits on his behalf until the earlier of the end of the two-year period following termination or his 65th birthday. Each of these executives has agreed not to compete with us for a one-year period following the end of his employment with us, unless we terminate him without cause as defined, in which case the duration of such period is six months.

MANAGEMENT STOCK INCENTIVE PLAN

    Holdings has adopted a management stock incentive plan to provide incentives to our employees and directors and those of Holdings by granting them awards tied to the common stock of Holdings. Including the shares and options being retained by management in the Acquisition, our employees will be able to earn up to approximately 21% of Holdings through their participation in this plan. Options will vest and become exercisable based on time and performance measurements.

DIRECTOR COMPENSATION

    David Pulver receives annual compensation of approximately $30,000 for serving as a director. We pay no additional remuneration to our employees or to executives of Berkshire for serving as directors. There are no family relationships among any of the directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of our issued and outstanding capital stock is owned by Holdings. Immediately after the Acquisition and as of February 28, 2002, there were 764,098 shares of Holdings' Common Stock beneficially owned by members of our management. Holdings owns 1,000 shares of our common stock, representing all of our outstanding capital stock. Holdings also has a single class of capital stock outstanding. The following table sets forth, as of February 28, 2002, the number and percentage of shares of Holdings common stock beneficially owned by
(i) each person known by us to own beneficially more than 5% of the outstanding shares of Holdings common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all our directors and executive officers as a group. Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned. Notwithstanding the beneficial ownership of common stock presented below, the stockholders agreement entered into upon consummation of the Acquisition governs the stockholders' exercise of their voting rights with respect to the election of directors and other material events. The parties to the stockholders agreement have agreed to vote their shares to elect the Board of Directors as set forth therein. See Item 13 "Certain Relationships and Related Transactions." As used in the table, beneficial ownership has the meaning set forth in Rule 13d-3(d)(1) of the Exchange Act.

                             PRINCIPAL STOCKHOLDERS

                                                                SHARES OF HOLDINGS
                                                                   COMMON STOCK
                                                                BENEFICIALLY OWNED
                                                              -----------------------
BENEFICIAL OWNER                                                 NUMBER      PERCENT
----------------                                              ------------   --------
Berkshire Partners LLC(1)...................................  5,082,616.23     91.0%
Frederick J. Rowan, II(2)...................................    268,606.45      4.6%
Joseph Pacifico.............................................     85,286.11      1.5%
Charles E. Whetzel, Jr......................................     85,286.11      1.5%
David A. Brown..............................................     85,286.11      1.5%
Michael D. Casey............................................     25,788.90      0.5%
Bradley M. Bloom(3).........................................            --       --
Ross M. Jones(3)............................................            --       --
David Pulver................................................            --       --
All directors and officers as a group(2)(3).................    550,253.68      9.4%

------------------------

(1) Includes 3,233,290.33 shares of common stock held by Berkshire Fund V, Limited Partnership; 1,525,997.23 shares of common stock held by Berkshire Fund V Coinvestment Fund, Limited Partnership; 323,328.68 shares of common stock held by Berkshire Investors LLC. The address of Berkshire Partners LLC is One Boston Place, Suite 3300, Boston, Massachusetts 02108.

(2) Includes 251,954.25 shares subject to currently exercisable options.

(3) Messrs. Bloom and Jones are Managing Directors of Berkshire Partners LLC. By virtue of their positions as managing members of each of Berkshire Investors LLC, the general partner of Berkshire Fund V and the general partner of Berkshire Fund V Coinvestment Fund, Messrs. Bloom and Jones may be deemed to possess beneficial ownership of 5,082,616.23 shares of common stock beneficially owned by these entities, which represents 91.0% of our outstanding

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
    common stock. However, neither Mr. Bloom nor Mr. Jones, acting alone, has voting or investment power with respect to the shares beneficially owned by these entities.

OPTION GRANTS IN LAST YEAR

    The following table shows for fiscal 2001, certain information regarding options for Holdings Common Stock granted to our named executive officers.

                                                                                                      POTENTIAL REALIZABLE VALUE
                                                                                                       AT ASSUMED ANNUAL RATES
                                                                                                            OF STOCK PRICE
                                                            INDIVIDUAL GRANTS                        APPRECIATION FOR OPTION TERM
                                       ------------------------------------------------------------  ----------------------------
                                       NUMBER OF    PERCENT OF
                                       SECURITIES  TOTAL OPTIONS
                                       UNDERLYING   GRANTED TO    EXERCISE PRICE
                                        OPTIONS    EMPLOYEES IN     OF OPTIONS
NAME                                   GRANTED(#)   FISCAL YEAR     ($/SHARE)      EXPIRATION DATE       5%($)         10%($)
----                                   ----------  -------------  --------------  -----------------  -------------  -------------
Frederick J. Rowan, II...............   149,959(a)     30.12%         $24.62      November 15, 2011  $2,321,873.04  $5,884,082.15
Joseph Pacifico......................    48,711(b)      9.78%         $24.62      November 15, 2011  $  754,211.20  $1,911,319.26
Charles E. Whetzel, Jr...............    48,711(b)      9.78%         $24.62      November 15, 2011  $  754,211.20  $1,911,319.26
David A. Brown.......................    48,711(b)      9.78%         $24.62      November 15, 2011  $  754,211.20  $1,911,319.26
Michael D. Casey.....................    48,711(b)      9.78%         $24.62      November 15, 2011  $  754,211.20  $1,911,319.26

--------------------------

(a) 75,054 of Mr. Rowan's options will vest at the rate of 20% per year on each anniversary of August 15, 2001 as long as Mr. Rowan is still employed by us. The remaining 74,905 of Mr. Rowan's options will vest on the eighth anniversary of August 15, 2001 as long as Mr. Rowan is still employed by us, but these options may vest earlier in the event that we reach certain defined performance objectives.

(b) 18,764 of each of Messrs. Pacifico, Whetzel, Brown and Casey's options will vest at the rate of 20% per year on each anniversary of August 15, 2001 as long as such executive is still employed by us. The remaining 29,947 of each executive's options will vest on the eighth anniversary of August 15, 2001 as long as he is still employed by us, but these options may vest earlier in the event that we reach certain defined performance objectives.

OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

    The following table sets forth the number of shares of Holdings Common Stock subject to options and the value of such options held by each of our named executive officers on the last day of our fiscal year 2001. This table assumes a per share price on that date of $246.23, which was the price per share paid in the Acquisition. The share

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED) numbers in this table do not reflect the 10-for-1 stock split, which occurred after the closing of the Acquisition.

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING               VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                               AT FISCAL YEAR END (#)        AT FISCAL YEAR END ($)
                               SHARES                        ---------------------------   ---------------------------
                            ACQUIRED ON          VALUE
NAME                        EXERCISE (#)      REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        ------------      ------------   -----------   -------------   -----------   -------------
Frederick J. Rowan, II....         --                  --      251,954        149,959      $4,691,388            --
Joseph Pacifico...........     78,730(a)       $1,466,195           --         48,711              --            --
Charles E. Whetzel, Jr....     78,730(a)       $1,466,195           --         48,711              --            --
David A. Brown............     78,730(a)       $1,466,195           --         48,711              --            --
Michael D. Casey..........     40,000(a)       $  744,920           --         48,711              --            --

------------------------

(a) Represents payments made to option holders in consideration for cancellation of existing options in connection with the Acquisition.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In 1996, in connection with the closing of the acquisition of Holdings by Investcorp S.A., we entered into an agreement for management advisory and consulting services under which we agreed to pay Investcorp $1.35 million per year for a five-year term. This agreement was terminated upon the consummation of the Acquisition.

    In recognition of their contribution to our growth, upon completion of the Acquisition, we paid one-time bonuses to our senior management team in the following amounts: Fred Rowan--$2,375,000; Michael Casey--$1,175,000; Joseph Pacifico, David Brown and Charles Whetzel--each $325,000.

    In January 2000, we issued a loan to an officer in the amount of $4.3 million, the proceeds of which were used by the officer to repay a previous loan from us in the amount of $1.5 million. In connection with the Acquisition, we amended the terms of this loan. As amended, the $4.3 million loan will be payable in annual installments of $600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. The loan will become due if the officer is no longer our employee, if we close a public offering of our equity securities, upon a change in voting control of Holdings or upon other customary events of default. The loan is collateralized by the officer's equity in Holdings. The loan bears interest at the average rate paid by us under the revolving portion of our senior credit facility. The loan is prepayable with proceeds of any disposition of the officer's stock in Holdings.

    In connection with the Acquisition, we entered into a management agreement with Berkshire Partners LLC. Under this agreement, we will pay Berkshire Partners an annual management fee of $1.65 million commencing on the first anniversary of the Acquisition. We will pay this fee quarterly in advance. In addition, upon consummation of the Acquisition, we paid Berkshire Partners an acquisition fee of $2.0 million. We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

    In connection with the Acquisition, Holdings entered into a stockholders agreement with each of its stockholders that provides for, among other things, restrictions and rights related to the transfer, sale or purchase of Holdings' stock and agreements related to the voting of shares of Holdings' stock.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on March 14, 2002.

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

Date: March 14, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                        NAME                                      TITLE
                        ----                                      -----
             /s/ FREDERICK J. ROWAN, II                Chairman of the Board of
     -------------------------------------------         Directors, President and
               Frederick J. Rowan, II                    Chief Executive Officer

                 /s/ DAVID A. BROWN
     -------------------------------------------       Executive Vice President--
                   David A. Brown                        Operations and Director

                /s/ MICHAEL D. CASEY
     -------------------------------------------       Senior Vice President and
                  Michael D. Casey                       Chief Financial Officer

                 /s/ JOSEPH PACIFICO
     -------------------------------------------       President--Marketing and
                   Joseph Pacifico                       Director

                /s/ BRADLEY M. BLOOM
     -------------------------------------------       Director
                  Bradley M. Bloom

                  /s/ ROSS M. JONES
     -------------------------------------------       Director
                    Ross M. Jones

                  /s/ DAVID PULVER
     -------------------------------------------       Director
                    David Pulver

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

       1.  Financial Statements included in Item 8:

                     Report of Independent Accountants

                     Consolidated Balance Sheets at December 29, 2001 (Successor)
                       and December 30, 2000 (Predecessor)

                     Consolidated Statements of Operations for the periods
                       August 15, 2001 through December 29, 2001 (Successor) and
                       December 31, 2000 through August 14, 2001 (Predecessor) and for the fiscal years ended December 30, 2000
                       (Predecessor) and January 1, 2000 (Predecessor)

                     Consolidated Statements of Cash Flows for the periods
                       August 15, 2001 through December 29, 2001 (Successor) and
                       December 31, 2000 through August 14, 2001 (Predecessor) and for the fiscal years ended December 30, 2000
                       (Predecessor) and January 1, 2000 (Predecessor)

                     Consolidated Statements of Changes in Common Stockholder's
                       Equity for the periods August 15, 2001 through December 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor) and for the fiscal years ended December 30, 2000 (Predecessor) and
                       January 1, 2000 (Predecessor)

                     Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules: None

       3.  Exhibits:

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBITS
-------                 -----------------------
         2.1            Stock Purchase Agreement dated July 12, 2001 by and among
                        Carter Holdings, Inc., the selling stockholders of Carter
                        Holdings, Inc. and CH Acquisitions LLC., incorporated herein by reference to Exhibit 2.1 to our Registration Statement on
                        Form S-4.

         2.2            Amendment No. 1 to the Stock Purchase Agreement dated August
                        15, 2001, by and among CH Acquisitions LLC and the
                        Management Stockholders, incorporated herein by reference to
                        Exhibit 2.2 to our Registration Statement on Form S-4.

         3.1            Restated Articles of Organization of The William Carter
                        Company, incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-4.

         3.2            By-laws of The William Carter Company, incorporated herein by reference to Exhibit 3.2 to our Registration Statement on
                        Form S-4.

         4.1            Indenture dated as of August 15, 2001 between The William
                        Carter Company, the Guarantors named therein and State
                        Street Bank and Trust Company, as Trustee, incorporated herein by reference to Exhibit 4.1 to our Registration
                        Statement on Form S-4.

         4.2            Exchange and Registration Rights Agreement dated August 15,
                        2001 between The William Carter Company, Goldman, Sachs &
                        Co., Fleet Securities, Inc. and BNP Paribas Securities Corp,
                        incorporated herein by reference to Exhibit 4.2 to our
                        Registration Statement on Form S-4.

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBITS
-------                 -----------------------
         4.3            Form of 10.875% senior subordinated note, incorporated
                        herein by reference to Exhibit 4.6 to our Registration
                        Statement on Form S-4.

        10.1            Amended and Restated Employment Agreement between Carter
                        Holdings, Inc., The William Carter Company and Frederick J.
                        Rowan, II, dated as of August 15, 2001, incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-4.

        10.2            Amended and Restated Employment Agreement between The
                        William Carter Company and Joseph Pacifico, dated as of
                        August 15, 2001, incorporated herein by reference to Exhibit
                        10.2 to our Registration Statement on Form S-4.

        10.3            Amended and Restated Employment Agreement between The
                        William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001, incorporated herein by reference to
                        Exhibit 10.3 to our Registration Statement on Form S-4.

        10.4            Amended and Restated Employment Agreement between The
                        William Carter Company and David A. Brown, dated as of
                        August 15, 2001, incorporated herein by reference to
                        Exhibit 10.4 to our Registration Statement on Form S-4.

        10.5            Amended and Restated Employment Agreement between The
                        William Carter Company and Michael D. Casey, dated as of
                        August 15, 2001, incorporated herein by reference to
                        Exhibit 10.5 to our Registration Statement on Form S-4.

        10.6            The Purchase Agreement, dated as of August 8, 2001, by and among CH Acquisitions LLC and Goldman, Sachs & Co., Fleet
                        Securities, Inc. and BNP Paribas Securities Corp. and joined as of the Closing Date by The William Carter Company and
                        Carter's de San Pedro, Inc. and Carter's Imagination, Inc.
                        with respect to the $175,000,000 aggregate principal amount of 10.875% Senior Subordinated Notes due 2011, incorporated herein by reference to Exhibit 10.7 to our Registration
                        Statement on Form S-4.

        10.7            Credit and Guaranty Agreement dated August 15, 2001 among
                        the The William Carter Company, as Borrower, Carter
                        Holdings, Inc. and certain subsidiaries of The William
                        Carter Company, as Guarantors, various lenders, Goldman
                        Sachs Credit Partners L.P., as Lead Arranger and Syndication
                        Agent, Fleet National Bank, as Administrative Agent and
                        Collateral Agent, and BNP Paribas, as Documentation Agent,
                        incorporated herein by reference to Exhibit 10.8 to our
                        Registration Statement on Form S-4.

        10.8            Amended and Restated Promissory Note dated August 15, 2001 between The William Carter Company and Frederick J. Rowan,
                        II, incorporated herein by reference to Exhibit 10.9 to our
                        Registration Statement on Form S-4.

        10.9            Amended and Restated Stock Pledge Agreement dated August 15,
                        2001 between The William Carter Company and Frederick J.
                        Rowan, II, incorporated herein by reference to
                        Exhibit 10.10 to our Registration Statement on Form S-4.

        10.10           Lease Agreement dated February 16, 2001 between The William
                        Carter Company and Proscenium, L.L.C., incorporated herein by reference to Exhibit 10.12 to our Registration Statement on Form S-4.

        21 Subsidiaries of The William Carter Company, incorporated herein by reference to Exhibit 21 to our Registration
                        Statement on Form S-4.

    (b) Reports on Form 8-K: None