Form 10-Q
period 2002-03-30
CARTER WILLIAM CO /GA/
filed 2002-05-14
CIK 795363

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 30, 2002 OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER:
                                    333-22155
                                   ----------

                           THE WILLIAM CARTER COMPANY
               (Exact name of registrant as specified in charter)

       MASSACHUSETTS                                       04-1156680
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                                 THE PROSCENIUM
                       1170 PEACHTREE STREET NE, SUITE 900
                             ATLANTA, GEORGIA 30309
                                   ----------
          (Address of principal executive offices, including zip code)

                                 (404) 745-2700
                                   ----------
              (Registrant's telephone number, including area code)

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

     As of May 14, 2002, there were 1,000 shares of Common Stock outstanding.

================================================================================

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I.           Financial Information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets at March 30, 2002 (Successor)
                  (unaudited) and December 29, 2001 (Successor)................................    3

                  Unaudited Condensed Consolidated Statements of Operations for the
                  three-month periods ended March 30, 2002 (Successor) and
                  March 31, 2001 (Predecessor).................................................    4

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  three-month periods ended March 30, 2002 (Successor)
                  and March 31, 2001 (Predecessor).............................................    5

                  Notes to the Unaudited Condensed Consolidated Financial Statements ..........    6

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................   13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................   19

PART II.          Other Information............................................................   20

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                             SUCCESSOR, AT
                                                                                    -------------------------------
                                                                                       MARCH 30,       DECEMBER 29,
                                                                                         2002             2001
                                                                                    ------------       ------------
                                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................   $    28,832       $     24,692
  Accounts receivable, net........................................................        37,961             35,386
  Inventories, net................................................................        85,644             89,069
  Prepaid expenses and other current assets.......................................         4,736              5,585
  Assets held for sale............................................................           580                875
  Deferred income taxes...........................................................         8,788              9,371
                                                                                     -----------       ------------

    Total current assets..........................................................       166,541            164,978

Property, plant and equipment, net................................................        45,241             46,503
Assets held for sale..............................................................           600                600
Tradename.........................................................................       220,233            220,233
Cost in excess of fair value of net assets acquired...............................       139,472            139,472
Licensing agreements, net of accumulated amortization of $3,125 and $1,875........        11,875             13,125
Deferred debt issuance costs, net.................................................        12,471             12,879
Other assets......................................................................         6,388              6,372
                                                                                     -----------       ------------

           Total assets...........................................................   $   602,821       $    604,162
                                                                                     ===========       ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt............................................   $     1,250       $      1,250
  Accounts payable................................................................        24,817             18,765
  Other current liabilities.......................................................        25,848             34,438
                                                                                     -----------       ------------

  Total current liabilities.......................................................        51,915             54,453

Long-term debt....................................................................       296,899            297,492
Deferred income taxes.............................................................        83,896             84,375
Other long-term liabilities.......................................................        10,127             10,127
                                                                                     -----------       ------------

    Total liabilities.............................................................       442,837            446,447
                                                                                     -----------       ------------

Commitments and contingencies

Common stockholder's equity:
 Common stock, par value $.01 per share; 200,000 shares authorized, 1,000 shares
    issued and outstanding at March 30, 2002 and December 29, 2001................            --                 --
 Additional paid-in capital.......................................................       144,877            144,877
 Retained earnings................................................................        15,107             12,838
                                                                                     -----------       ------------

    Total common stockholder's equity.............................................       159,984            157,715
                                                                                     -----------       ------------

           Total liabilities and stockholder's equity.............................   $   602,821       $    604,162
                                                                                     ===========       ============

    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                                                         SUCCESSOR     PREDECESSOR
                                                                                        ------------   ------------
                                                                                          FOR THE         FOR THE
                                                                                        THREE-MONTH     THREE-MONTH
                                                                                        PERIOD ENDED   PERIOD ENDED
                                                                                         MARCH 30,       MARCH 31,
                                                                                           2002            2001
                                                                                        ------------   ------------
Net sales.......................................................................        $    124,595   $    110,076
Cost of goods sold..............................................................              76,706         71,498
                                                                                        ------------   ------------

Gross profit....................................................................              47,889         38,578
Selling, general and administrative expenses....................................              39,271         33,848
Writedown of long-lived assets (Note 7).........................................                  --            742
Non-recurring charges-plant closure costs (Note 7)..............................                  --            582
Royalty income..................................................................              (1,961)        (2,012)
                                                                                        ------------   ------------

Operating income................................................................              10,579          5,418
Interest expense, net...........................................................               6,889          3,953
                                                                                        ------------   ------------

Income before income taxes......................................................               3,690          1,465
Provision for income taxes......................................................               1,421            570
                                                                                        ------------   ------------

Net income......................................................................        $      2,269            895
                                                                                        ============

Dividend requirements and accretion on redeemable preferred stock...............                               (663)
                                                                                                       ------------

Net income applicable to common stockholder.....................................                       $        232
                                                                                                       ============

    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                                 SUCCESSOR       PREDECESSOR
                                                                              --------------    -------------
                                                                                  FOR THE           FOR THE
                                                                                THREE-MONTH       THREE-MONTH
                                                                               PERIOD ENDED      PERIOD ENDED
                                                                                 MARCH 30,         MARCH 31,
                                                                                   2002               2001
                                                                              --------------    -------------
Cash flows from operating activities:
  Net income..............................................................    $        2,269    $         895
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..........................................             4,167            4,656
   Amortization of debt issuance costs....................................               408              345
   Accretion of debt discount.............................................                32               --
   Writedown of long-lived assets.........................................                --              742
   Non-recurring charges-plant closure costs..............................                --              582
   Gain on disposal of assets.............................................              (112)              --
   Loss on disposal of assets held for sale...............................                68               --
   Deferred tax provision.................................................               104              341
   Effect of changes in operating assets and liabilities:
     (Increase) decrease in assets:
          Accounts receivable.............................................            (2,534)           1,295
          Inventories.....................................................             3,425           (1,989)
          Prepaid expenses and other assets...............................               832              392
     Decrease in liabilities:
          Accounts payable and other liabilities..........................            (2,203)          (4,188)
                                                                              --------------    -------------

             Net cash provided by operating activities....................             6,456            3,071
                                                                              --------------    -------------

Cash flows from investing activities:
  Capital expenditures....................................................            (1,727)            (650)
  Proceeds from sale of property, plant and equipment.....................               142               13
  Proceeds from assets held for sale......................................               227               --
                                                                              --------------    -------------

             Net cash used in investing activities........................            (1,358)            (637)
                                                                              --------------    -------------

Cash flows from financing activities:
  Proceeds from revolving line of credit..................................                --           16,150
  Payments of revolving line of credit....................................                --          (16,150)
  Payments on term loan...................................................              (625)              --
  Payments on capital lease obligation....................................              (333)            (318)
  Payment of other dividend to Holdings...................................                --              (60)
  Other...................................................................                --           (2,054)
                                                                              --------------    -------------

             Net cash used in financing activities........................              (958)          (2,432)
                                                                              --------------    -------------

Net increase in cash and cash equivalents.................................             4,140                2
Cash and cash equivalents, beginning of period............................            24,692            3,697
                                                                              --------------    -------------

Cash and cash equivalents, end of period..................................    $       28,832    $       3,699
                                                                              ==============    =============

    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- CHANGE IN OWNERSHIP:

     The William Carter Company ("Carter's," "we," "us" and "our") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). Holdings has no significant assets or investments other than the shares of stock of The William Carter Company. On July 12, 2001, a special-purpose entity formed by Berkshire Partners LLC and affiliates ("Berkshire") entered into a stock purchase agreement with Holdings and all of Holdings' stockholders to acquire substantially all of the stock of Holdings except for some equity interests held by our management (the "Acquisition"). The Acquisition was consummated on August 15, 2001. Financing for the Acquisition and related transactions totaled $468.2 million and was provided by: $24.0 million in new revolving credit facility borrowings; $125.0 million in new term loan borrowings (both the revolver and term loan are part of a $185.0 million new senior credit facility entered into by us); $173.7 million of borrowings under a new senior subordinated loan facility (issued by us in connection with an August 15, 2001 private placement); and $145.5 million of capital invested by affiliates of Berkshire and other investors, which includes rollover equity by our management of $18.3 million.

     The proceeds of the Acquisition and financing were used to purchase existing equity of Holdings ($252.5 million), pay for selling stockholders transaction expenses ($19.1 million, including $0.8 million in debt prepayment penalties recorded on Holdings), pay for buyers' transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million) and to retire all outstanding balances on our and Holdings' previously outstanding long-term debt including accrued interest thereon ($174.8 million). In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes. Portions of these payments were accomplished by an intercompany dividend of $128.6 million from us to Holdings. Also in connection with the Acquisition, our redeemable preferred stock held by Holdings was cancelled.

     For purposes of identification and description, we are referred to as the "Predecessor" for the period prior to the Acquisition and the "Successor" for the period subsequent to the Acquisition.

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

                                   THE WILLIAM CARTER COMPANY
                      (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                          (unaudited)

NOTE 1 -- CHANGE IN OWNERSHIP: (CONTINUED)

A summary of the total purchase price is as follows ($000):

    Total purchase price..........................................................      $  468,193
       Less-amounts retained at Holdings..........................................            (623)
                                                                                       -----------
                                                                                        $  467,570
                                                                                       ===========
    Allocated to:
       Cash and cash equivalents..................................................      $    7,333
       Accounts receivable, net...................................................          39,570
       Inventories, net...........................................................         110,219
       Prepaid expenses and other current assets..................................           3,525
       Property, plant and equipment..............................................          42,569
       Assets held for sale.......................................................             930
       Licensing agreements.......................................................          15,000
       Tradename..................................................................         220,233
       Cost in excess of fair value of net assets acquired........................         139,472
       Deferred debt issuance costs...............................................          13,427
       Other assets...............................................................           5,432
       Accounts payable...........................................................         (18,340)
       Other current liabilities..................................................         (25,936)
       Closure and exit liabilities...............................................          (2,921)
       Other long-term liabilities................................................         (10,850)
       Net deferred tax liabilities...............................................         (72,093)
                                                                                        ----------
                                                                                        $  467,570
                                                                                        ==========

     As a result of the above, our initial capitalization as of the Acquisition date consisted of ($000):

         Borrowings on new revolving credit facility.....................      $  24,000
         Borrowings on new term loan.....................................        125,000
         Borrowings under new senior subordinated note...................        173,693
         Additional paid-in capital......................................        144,877
                                                                               ---------
            Total capitalization.........................................      $ 467,570
                                                                               =========

     Subsequent to the Acquisition, our results of operations are expected to be significantly impacted by changes in interest expense and amortization of intangibles.

     The following unaudited pro forma operating data presents the results of operations for the three-month period ended March 31, 2001 as if the Acquisition had occurred on December 31, 2000, with financing obtained as described above and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 31, 2000, or of future results of operations ($000):

                                                                         PRO FORMA FOR THE
                                                                            THREE-MONTH
                                                                            PERIOD ENDED
                                                                           MARCH 31, 2001
                                                                        -------------------
Net sales............................................................        $  110,076
Operating income.....................................................        $    5,113
Interest expense, net ...............................................        $    7,377
Net loss ............................................................        $   (1,404)

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 2 -- BASIS OF PREPARATION:

     In our opinion, our accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position as of March 30, 2002 (Successor) and the results of our operations and cash flows for the three-month periods ended March 30, 2002 (Successor) and March 31, 2001 (Predecessor). Operating results for the three-month period ended March 30, 2002 (Successor) are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002 (Successor). Our accompanying condensed consolidated balance sheet as of December 29, 2001 (Successor) is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and the instructions to Form 10-Q. The accounting policies we follow, except as described in Note 9, are set forth in our most recently filed annual report on Form 10-K in the Notes to our Consolidated Financial Statements for the fiscal year ended December 29, 2001.

     Certain amounts from the prior periods have been reclassified to conform to the current period's presentation. These reclassifications had no effect on net income as previously reported.

NOTE 3 -- THE COMPANY:

     We design, manufacture, source and market premier branded childrenswear under the CARTER'S, CARTER'S CLASSICS and TYKES labels. Our products are sourced internationally through internally-managed production at plants located in Costa Rica and Mexico and through contractual arrangements with several manufacturers throughout the world. Our products are sourced for wholesale distribution to major U.S.-based retailers and for our 152 retail outlet stores that market our brand name merchandise and certain products manufactured by other companies. Our retail operations represented approximately 43% and 42% of our consolidated net sales in the first quarter of 2002 and 2001.

NOTE 4 -- INVENTORIES:

     Inventories consisted of the following ($000):

                                                          SUCCESSOR, AT
                                                 ----------------------------
                                                 MARCH 30,       DECEMBER 29,
                                                   2002              2001
                                                 ---------       ------------
       Finished goods........................    $  67,249       $     72,320
       Work in process.......................       15,096             13,227
       Raw materials and supplies............        3,299              3,522
                                                 ---------       ------------

            Total............................    $  85,644       $     89,069
                                                 =========       ============

NOTE 5 -- PARENT COMPANY TRANSACTIONS:

     During the Predecessor quarter ended March 31, 2001, we paid a dividend on our common stock held by Holdings in the amount of approximately $60,000, the proceeds of which were used by Holdings to repurchase shares of Holdings' stock owned by a former employee of Carter's. In addition, during the Predecessor quarter ended March 31, 2001, Holdings made a $60,000 capital contribution to us in connection with the issuance of shares of Holdings' stock to an employee of Carter's. This transaction involved no cash proceeds and we recognized $60,000 as compensation expense.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 6 -- SEGMENT INFORMATION:

     Our two business segments are "Wholesale" and "Retail." We generally sell the same products in each business segment. Wholesale products are offered through our Wholesale distribution channel while the Retail segment reflects the operations of our outlet stores. Each segment's results include the costs directly related to the segment's revenue and all other costs are allocated based on the relationship to consolidated net sales or units sourced to support each segment's revenue.

     The table below presents certain segment information for the periods indicated ($000):

                                                            WHOLESALE           RETAIL           TOTAL
                                                            ---------           ------           -----
   SUCCESSOR FOR THE THREE-MONTH PERIOD ENDED
     MARCH 30, 2002:
      Sales.........................................         $ 71,059          $ 53,536        $ 124,595
      EBITDA........................................         $  8,565          $  6,181        $  14,746
   PREDECESSOR FOR THE THREE-MONTH PERIOD ENDED
     MARCH 31, 2001:
      Sales.........................................         $ 63,670          $ 46,406        $ 110,076
      EBITDA........................................         $  7,001          $  4,397        $  11,398

     A reconciliation of total segment EBITDA to total consolidated income before income taxes is presented below ($000):

                                                                      SUCCESSOR       PREDECESSOR
                                                                    -------------   --------------
                                                                       FOR THE          FOR THE
                                                                     THREE-MONTH      THREE-MONTH
                                                                     PERIOD ENDED    PERIOD ENDED
                                                                      MARCH 30,        MARCH 31,
                                                                         2002            2001
                                                                    -------------   --------------
       Total EBITDA for reportable segments....................     $      14,746   $       11,398
       Depreciation and amortization expense...................            (4,167)          (4,656)
       Writedown of long-lived assets..........................                --             (742)
       Non-recurring charges-plant closure costs...............                --             (582)
       Interest expense, net...................................            (6,889)          (3,953)
                                                                    -------------   --------------
       Consolidated income before income taxes.................     $       3,690   $        1,465
                                                                    =============   ==============

NOTE 7 -- CLOSURE OF MANUFACTURING FACILITIES:

     In the first quarter of fiscal 2001, we announced our plans to close our sewing facility located in Harlingen, Texas, which subsequently closed and ceased operations on May 11, 2001. Approximately 460 employees, primarily sew operators, were located at this facility. In the first quarter of 2001, we recorded a non-recurring charge of approximately $582,000 for closure costs and involuntary termination benefits. As of March 30, 2002, all of the costs provided for in the first quarter of 2001 have been paid.

     In the second quarter of fiscal 2001, we announced our plans to close our fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001. Approximately 110 employees, primarily print operators, were located at this facility. In the second quarter of 2001, we recorded a non-recurring charge of approximately $534,000 for closure costs and involuntary termination benefits. As of March 30, 2002, approximately $15,000 of the costs provided for in the second quarter of 2001 for severance and other termination benefits have not yet been paid and are included in other current liabilities in the accompanying balance sheet.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 7 -- CLOSURE OF MANUFACTURING FACILITIES: (CONTINUED)

     During the first quarter of fiscal 2001, we recorded a non-cash charge of approximately $742,000 related to the writedown of the asset value of our Harlingen, Texas facility to its estimated net realizable value. In the second quarter of 2001, we recorded a non-cash charge of approximately $2,414,000 related to the writedown of the asset value of our fabric printing operations in Barnesville, Georgia to its estimated net realizable value. The assets from the Barnesville facility and land associated with the Harlingen facility are included in assets held for sale on the accompanying balance sheets.

     In connection with the Acquisition, we evaluated the requirements for certain manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, we decided to exit certain manufacturing operations. We made this decision in connection with our new ownership in advance of the Acquisition. Accordingly, on October 23, 2001, we announced our plans to close our cutting and fabric warehouse operations located in Griffin, Georgia, our embroidery operation located in Milner, Georgia, our bed and bath sewing and finishing operation located in Barnesville, Georgia and our sewing facility located in San Pedro, Dominican Republic, all of which subsequently closed and ceased operations before the end of fiscal 2001. At Acquisition, we established a liability for these plant closures. The number of employees affected by these closures is as follows:

                                                                                 NUMBER OF
        FACILITY                                                                 EMPLOYEES
        --------                                                                 ---------
        San Pedro, Dominican Republic (sewing operators)....................           468
        Griffin, Georgia (cutting and warehouse operators)..................           170
        Milner, Georgia (embroidery operators)..............................            90
        Barnesville, Georgia (sewing operators).............................            60

     The remaining components of the liability established for the costs associated with these plant closures are as follows:

                                                               DECEMBER 29,                    MARCH 30,
                                                                  2001           PAYMENTS        2002
                                                             ---------------   -------------  -----------
      Severance and other termination benefits.........        $ 404,000         $ 249,000      $ 155,000
      Lease obligations................................          395,000            75,000        320,000
      Other closure costs..............................          147,000           100,000         47,000
                                                               ---------         ---------      ---------

           Total.......................................        $ 946,000         $ 424,000      $ 522,000
                                                               =========          ========      =========

     The remaining obligations related to the above closures are expected to be substantially paid by the end of the second quarter of 2002. The assets held for sale related to the embroidery operations at Milner were sold during the first quarter of 2002. The assets associated with the other facility closures are included in assets held for sale on the accompanying balance sheets.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 8 -- OTHER EXIT COSTS:

     In connection with the Acquisition and our new ownership, we announced our decision to terminate an initiative to open full price retail stores. At Acquisition, we established a liability related to terminating three employees, exiting a full price retail consulting contract and providing for related lease obligations. The remaining components of the liability established to terminate this initiative are as follows:

                                                                DECEMBER 29,                     MARCH 30,
                                                                   2001            PAYMENTS        2002
                                                              ---------------   -------------  -----------
       Severance and other termination benefits.........        $ 228,000        $  134,000       $ 94,000
       Professional fees................................          339,000           300,000         39,000
                                                                ---------        ----------       --------

            Total.......................................        $ 567,000        $  434,000       $133,000
                                                                =========        ==========       ========

     The remaining obligations related to the above exit costs are expected to be substantially paid by the end of the second quarter of 2002.

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS:

     In connection with the Acquisition, we adopted the provisions of SFAS No. 141, "Business Combinations" and applied the required provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized in the Successor period. Our licensing agreements are being amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives. Amortization expense for the first quarter of 2002 was $1.3 million and is expected to be $5.0 million for fiscal 2002, $5.0 million for fiscal 2003 and $3.1 million for 2004.

     We adopted the remaining provisions of SFAS 142 effective December 30, 2001 (fiscal 2002). In accordance with SFAS 142, we are required to measure our goodwill for impairment on at least an annual basis by comparing the fair value of our reporting units, as defined by this statement, to their respective carrying value. As required, we have identified our reporting units and will complete the initial impairment analysis of our goodwill by the end of the second quarter of fiscal 2002. We currently do not expect an impairment of our goodwill. In accordance with SFAS 142, we have performed our initial assessment of the carrying value of our tradename and found that there was no impairment. In addition to the annual tests, our goodwill and tradename will be tested for impairment if events or changes in circumstances indicate that either of these assets might be impaired. Below is the calculation of reported net income adjusted for the effect of goodwill and tradename amortization expense, net of taxes ($000):

                                                                         SUCCESSOR      PREDECESSOR
                                                                        ------------   ------------
                                                                          FOR THE         FOR THE
                                                                        THREE-MONTH     THREE-MONTH
                                                                        PERIOD ENDED   PERIOD ENDED
                                                                         MARCH 30,       MARCH 31,
                                                                            2002           2001
                                                                        ------------   ------------
          Reported net income.....................................      $      2,269   $        895
          Addback:
             Amortization expense of goodwill.....................                --            192
             Amortization expense of tradename, net of tax benefit
               of $237............................................                --            388
                                                                        ------------   ------------
          Adjusted net income.....................................      $      2,269   $      1,475
                                                                        ============   ============

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 as of the beginning of fiscal 2002 and it did not have a material impact on our financial position or our results of operations for the first quarter of 2002.

     In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller." EITF 01-09 outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met. Historically, we have accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses at the point at which we enter into such commitments. We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling, general and administrative expenses. Amounts for the first quarter of 2001 have been reclassified to conform with the current period's presentation. These reclassifications did not impact net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our condensed consolidated historical financial statements and notes included elsewhere in this quarterly report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read Item 3 of this quarterly report entitled "Quantitative and Qualitative Disclosures about Market Risk" and the section entitled "Risks Relating to Our Business" in our most recently filed annual report on Form 10-K. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 3. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected statement of operations data and (iii) the number of retail outlet stores open at the end of each such period:

                                                           AS A PERCENTAGE OF NET SALES FOR
                                                             THE THREE-MONTH PERIODS ENDED
                                                           ---------------------------------
                                                              SUCCESSOR      PREDECESSOR
                                                             -----------     ------------     PERCENTAGE CHANGE
                                                                MARCH 30,      MARCH 31,      IN DOLLAR AMOUNTS
                                                                 2002            2001         FROM 2001 TO 2002
                                                             -----------     ------------    -------------------
Wholesale sales.......................................              57.0%            57.8%           11.6%
Retail sales..........................................              43.0             42.2            15.4%
                                                             -----------     ------------

Net sales.............................................             100.0            100.0            13.2%
Cost of goods sold....................................              61.6             65.0             7.3%
                                                             -----------     ------------

Gross profit..........................................              38.4             35.0            24.1%
Selling, general and administrative expenses..........              31.5             30.7            16.0%
Non-recurring charges.................................                --              1.2          (100.0)%
Royalty income........................................              (1.6)            (1.8)           (2.5)%
                                                             -----------     ------------

Operating income......................................               8.5              4.9             95.3%
Interest expense, net.................................               5.5              3.6             74.3%
                                                             -----------     ------------

Income before income taxes............................               3.0              1.3            151.9%
Provision for income taxes............................               1.2              0.5            149.3%
                                                             -----------     ------------

Net income............................................               1.8%             0.8%           153.5%
                                                             ===========     ============

Number of retail outlet stores at end of period.......               152              148

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

THREE-MONTH PERIOD ENDED MARCH 30, 2002 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2001

     As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. In addition, we entered into new financing arrangements and had a change in our capital structure. All periods prior to the Acquisition (the "Predecessor" periods) presented include amortization expense on our tradename and goodwill. The periods subsequent to the Acquisition (the "Successor" periods) reflect increased interest expense, amortization of licensing agreements and cessation of amortization on our tradename and goodwill due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

     NET SALES. In the first quarter of fiscal 2002, consolidated net sales increased $14.5 million, or 13.2%, to $124.6 million from $110.1 million in the first quarter of fiscal 2001. This revenue growth was generated by strong product performance through improvements in fabrics, garment construction, embroideries and prints made possible through our global sourcing capabilities. In addition, our full-package sourcing capabilities have enabled us to source better products at lower costs than we believe are available domestically.

     Total wholesale sales increased $7.4 million, or 11.6%, to $71.1 million in the first quarter of 2002 from $63.7 million in the first quarter of 2001. The increase in wholesale sales is attributable to our baby product line, which increased $2.6 million, or 8.3%, and our playwear product line, which more than doubled in sales as compared to the first quarter of 2001.

     Our retail outlet store sales were $53.5 million for the first quarter of 2002, which represented an increase of $7.1 million, or 15.4%, compared to the first quarter of 2001. This increase was attributed to strong growth of baby and playwear product lines of $2.8 million, or 26.4%, and $3.1 million, or 17.7%, as compared to first quarter of 2001. Strong product performance also drove our comparable store sales increase of 12.0% in the first quarter of 2002. During the first quarter of 2002, we opened one retail outlet store for a total of 152 outlet stores operating as of March 30, 2002. We plan to open eleven stores and close four stores during the balance of 2002.

     GROSS PROFIT. Our gross profit increased $9.3 million, or 24.1%, to $47.9 million in the first quarter of 2002 from $38.6 million in the first quarter of 2001. Gross profit as a percentage of net sales in the first quarter of 2002 increased to 38.4% from 35.0% in the first quarter of 2001. We attribute the improvement in gross profit as a percentage of net sales to the expansion of our global sourcing capabilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of 2002 increased $5.4 million, or 16.0%, to $39.3 million from $33.8 million in the first quarter of 2001. Selling, general and administrative expenses as a percentage of net sales increased to 31.5% in the first quarter of 2002 from 30.7% in the first quarter of 2001 due to fees associated with a strategic consulting arrangement.

     NON-RECURRING CHARGES / WRITEDOWN OF LONG-LIVED ASSETS. In the first quarter of 2001, we recognized a non-recurring charge of approximately $582,000 for certain closure costs and involuntary termination benefits related to our sewing facility in Harlingen, Texas. Additionally, we recorded a non-cash charge of approximately $742,000 for the writedown of the asset value to its estimated net realizable value.

     ROYALTY INCOME. We license the use of the CARTER'S, CARTER'S CLASSICS and TYKES names to certain licensees. Our royalty income in the first quarter of 2002 and 2001 was approximately $2.0 million and reflects the timing of product transitions with key retailers in the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     OPERATING INCOME. Operating income for the first quarter of 2002 increased $5.2 million to $10.6 million compared to operating income of $5.4 million in the first quarter of 2001. Operating income as a percentage of net sales increased to 8.5% in the first quarter of 2002 compared to 4.9% in the first quarter of 2001. This increase reflects the effect of higher levels of revenue and gross profit.

     INTEREST EXPENSE, NET. Interest expense, net in the first quarter of 2002 increased $2.9 million to $6.9 million from $4.0 million in the first quarter of 2001. This increase is attributable to the additional borrowings resulting from the Acquisition and refinancing. At March 30, 2002, outstanding debt aggregated $298.1 million compared to $141.4 million at March 31, 2001. Included in the outstanding debt at March 30, 2002 was $124.4 million which bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $1,244,000. There were no revolver borrowings during the first quarter of 2002. We had outstanding letters of credit totaling $10.0 million as of March 30, 2002.

     INCOME TAXES. We recorded a provision for income taxes of $1.4 million in the first quarter of 2002 compared to $570,000 in the first quarter of 2001. Our effective tax rate was approximately 38.5% during the first quarter of 2002 and approximately 38.9% during the first quarter of 2001.

     NET INCOME. As a result of the factors noted above, our first quarter 2002 net income was approximately $2.3 million, as compared to approximately $895,000 in the first quarter of 2001.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

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

     Net accounts receivable at March 30, 2002 were $38.0 million compared to $32.5 million at March 31, 2001. Due to the seasonal nature of our operations, the net accounts receivable balance at March 30, 2002 is not comparable to the net accounts receivable balance at December 29, 2001. The increase in net accounts receivable over March 31, 2001 is attributed to the increase in net sales.

     Net cash provided by operating activities for the first quarter ended March 30, 2002 was $6.5 million, compared to net cash provided by operating activities of $3.1 million for the first quarter ended March 31, 2001. The increase in net cash provided by operating activities is primarily attributable to managing the growth and quality of inventories and the increase in net income.

     Net inventories at March 30, 2002 were $85.6 million compared to $94.4 million at March 31, 2001. The reduction in inventory levels compared to first quarter of 2001 reflects the favorable impact of our forecasting and sourcing strategies. Due to the seasonal nature of our operations, inventories at March 30, 2002 are not comparable to inventories at December 29, 2001.

     We have invested $1.7 million in capital expenditures during the first quarter of 2002 compared to $650,000 during the first quarter of 2001. We plan to invest approximately $20.0 million in capital expenditures in 2002. Major investments include retail outlet store openings and remodeling and fixturing programs for wholesale customers.

     At March 30, 2002, we had approximately $298.1 million of debt outstanding, consisting of $173.8 million of Senior Subordinated Notes (the "Notes"), $124.4 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately $10.0 million of outstanding letters of credit. At March 30, 2002, we had approximately $50.0 million of financing available under our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

revolving loan facility. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and other general corporate purposes.

     Principal borrowings under the term loan are due and payable in twenty-four quarterly installments of $312,500 beginning December 31, 2001 through September 30, 2007 and four quarterly payments of approximately $29.4 million from December 31, 2007 through September 30, 2008. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. The outstanding balance of the revolving credit facility is payable in full on August 15, 2006, and interest is payable quarterly. No principal payments are required on the Notes prior to their scheduled maturity. Interest is payable semi-annually on the Notes in February and August of each year, commencing February 15, 2002, in the amount of $9.5 million for each payment.

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

     The senior credit facility imposes certain covenants, requirements and restrictions on our actions and our subsidiaries that, among other things, restrict the payment of dividends.

EFFECTS OF INFLATION

     We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The effects of inflation in changing prices on our net sales, revenues and operations have not been material in recent years.

SEASONALITY

     We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. Approximately 58% of our consolidated net sales is generated in the second half of our fiscal year. We believe that the seasonality of sales is influenced by our sleepwear and playwear product lines due in part to "back-to-school" and holiday shopping patterns. Accordingly, the results of operations for the three-month period ended March 30, 2002 are not indicative of the results to be expected for the full year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits, contingencies and litigation. We base our estimates on

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Consolidated Financial Statements, included in our most recently filed annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

         In the normal course of business, we grant certain accommodations and allowances to our wholesale customers. As a result of our recent adoption of the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller," these amounts are classified as a reduction of revenue. We also reduce revenue for customer returns and deductions, and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.
      If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Retail store revenues are recognized at the point of sale.

      INVENTORY: We write down our inventory for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional write-downs may be required.

      GOODWILL AND TRADENAME: As of March 30, 2002, we have approximately $360 million in goodwill and tradename assets on our balance sheet. The fair value of the Carter's tradename was estimated to be approximately $220 million using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten percent. The tradename was determined to have an indefinite life. The carrying value of these assets will be subject to annual impairment reviews based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

     In connection with the Acquisition, we adopted the provisions of SFAS No. 141, "Business Combinations" and applied the required provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized in the Successor period. Our licensing agreements are being amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives. Amortization expense for the first quarter of 2002 was $1.3 million and is expected to be $5.0 million for fiscal 2002, $5.0 million for fiscal 2003 and $3.1 million for 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     We adopted the remaining provisions of SFAS 142 effective December 30, 2001 (fiscal 2002). In accordance with SFAS 142, we are required to measure our goodwill for impairment on at least an annual basis by comparing the fair value of our reporting units, as defined by this statement, to their respective carrying value. As required, we have identified our reporting units and will complete the initial impairment analysis of our goodwill by the end of the second quarter of fiscal 2002. We currently do not expect an impairment of our goodwill. In accordance with SFAS 142, we have performed our initial assessment of the carrying value of our tradename and found that there was no impairment. In addition to the annual tests, our goodwill and tradename will be tested for impairment if events or changes in circumstances indicate that either of these assets might be impaired. Below is the calculation of reported net income adjusted for the effect of goodwill and tradename amortization expense, net of taxes ($000):

                                                                       SUCCESSOR       PREDECESSOR
                                                                     --------------   -------------
                                                                        FOR THE           FOR THE
                                                                      THREE-MONTH       THREE-MONTH
                                                                      PERIOD ENDED     PERIOD ENDED
                                                                       MARCH 30,         MARCH 31,
                                                                          2002             2001
                                                                     --------------   --------------
        Reported net income.....................................     $        2,269   $          895
        Addback:
           Amortization expense of goodwill.....................                 --              192
           Amortization expense of tradename, net of tax benefit
            of $237.............................................                 --              388
                                                                     --------------   --------------
        Adjusted net income.....................................     $        2,269   $        1,475
                                                                     ==============   ==============

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 as of the beginning of fiscal 2002 and it did not have a material impact on our financial position or our results of operations for the first quarter of 2002.

     In November 2001, the EITF issued EITF 01-09, which addresses the accounting for consideration given by a vendor to a customer. EITF 01-09 outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met. Historically, we have accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses at the point at which we enter into such commitments. We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling, general and administrative expenses. Amounts for the first quarter of 2001 have been reclassified to conform with the current period's presentation. These reclassifications did not impact net income.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     In the operation of our business, we have market risk exposures to global sourcing, raw material prices and interest rates. Each of these risks and our strategies to manage the exposure are discussed below.

     We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of additional regulations relating to imports, duties, taxes and other charges on imports and any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities or a delay in the receipt of the products into the United States. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations. We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

     Additionally, we enter into various purchase order commitments with full package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Such cancellations and related termination charges have not had a material impact on our business.

     The principal raw materials we use are finished fabrics and trim materials. Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future. These materials are available from a number of suppliers.

     Our operating results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. At March 30, 2002, outstanding debt aggregated $298.1 million, of which $124.4 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $1,244,000 and could have an adverse effect on our net income and cash flow. Pursuant to the provisions of the senior credit facility, we purchased an interest rate cap for $198,000 as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7.0% and the arrangement expires on December 7, 2004.

                           PART II--OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

     From time to time, we have been involved in various legal proceedings. We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation, if resolved adversely to us, would have a material adverse effect on the financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On February 28, 2002, the holder of all of our 1,000 shares of common stock, voted by unanimous written consent in lieu of a special meeting to elect David Pulver as a director of The William Carter Company. After February 28, 2002, the directors of The William Carter Company were as follows: Frederick J. Rowan, II, Joseph Pacifico, David A. Brown, Bradley M. Bloom, Ross M. Jones and David Pulver.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits: None

   (b) Reports on Form 8-K

         No report was filed by the Registrant during the quarter ended March 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE WILLIAM CARTER COMPANY

     Date:  May 14, 2002        /s/ FREDERICK J. ROWAN, II
                                ---------------------------
                                     Frederick J. Rowan, II
                                    CHAIRMAN, PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER

     Date:  May 14, 2002        /s/ MICHAEL D. CASEY
                                --------------------------
                                    Michael D. Casey
                                SENIOR VICE PRESIDENT AND
                                 CHIEF FINANCIAL OFFICER