Form 10-Q
period 2002-06-29
CARTER WILLIAM CO /GA/
filed 2002-08-13
CIK 795363

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED JUNE 29, 2002 OR

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

     As of August 13, 2002, there were 1,000 shares of Common Stock outstanding.

================================================================================

                                    FORM 10-Q

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                                      INDEX

                                                                                                 PAGE(S)
                                                                                                 -------
PART I.           Financial Information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets at June 29, 2002 (Successor)
                  (unaudited) and December 29, 2001 (Successor)................................       3

                  Unaudited Condensed Consolidated Statements of Operations for the
                  three-month periods ended June 29, 2002 (Successor) and
                  June 30, 2001 (Predecessor)..................................................       4

                  Unaudited Condensed Consolidated Statements of Operations for the
                  six-month periods ended June 29, 2002 (Successor) and
                  June 30, 2001 (Predecessor)..................................................       5

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  six-month periods ended June 29, 2002 (Successor) and
                  June 30, 2001 (Predecessor)..................................................       6

                  Notes to the Unaudited Condensed Consolidated Financial Statements ..........     7 - 13

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................    14 - 20

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................      21


PART II.          Other Information............................................................      22

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                       SUCCESSOR, AT
                                                                                    -------------------
                                                                                    JUNE 29,  DECEMBER 29,
                                                                                      2002       2001
                                                                                    --------   --------
                                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $ 18,154   $ 24,692
  Accounts receivable, net ......................................................     40,148     35,386
  Inventories, net ..............................................................     98,101     89,069
  Prepaid expenses and other current assets .....................................      5,037      5,585
  Assets held for sale ..........................................................        492        875
  Deferred income taxes .........................................................      9,081      9,371
                                                                                    --------   --------
    Total current assets ........................................................    171,013    164,978

Property, plant and equipment, net ..............................................     45,879     46,503
Assets held for sale ............................................................        600        600
Tradename .......................................................................    220,233    220,233
Cost in excess of fair value of net assets acquired .............................    139,349    139,472
Licensing agreements, net of accumulated amortization of $4,375 and $1,875 ......     10,625     13,125
Deferred debt issuance costs, net ...............................................     12,064     12,879
Other assets ....................................................................      5,802      6,372
                                                                                    --------   --------

           Total assets .........................................................   $605,565   $604,162
                                                                                    ========   ========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt ..........................................   $  1,250   $  1,250
  Accounts payable ..............................................................     22,494     18,765
  Other current liabilities .....................................................     29,946     34,438
                                                                                    --------   --------
    Total current liabilities ...................................................     53,690     54,453

Long-term debt ..................................................................    296,620    297,492
Deferred income taxes ...........................................................     83,496     84,375
Other long-term liabilities .....................................................     10,127     10,127
                                                                                    --------   --------

    Total liabilities ...........................................................    443,933    446,447
                                                                                    --------   --------

Commitments and contingencies

Common stockholder's equity:
  Common stock, par value $.01 per share; 200,000 shares authorized, 1,000 shares
    issued and outstanding at June 29, 2002 and December 29, 2001 ...............         --         --
  Additional paid-in capital ....................................................    146,019    144,877
  Retained earnings .............................................................     15,613     12,838
                                                                                    --------   --------

    Total common stockholder's equity ...........................................    161,632    157,715
                                                                                    --------   --------

           Total liabilities and stockholder's equity ...........................   $605,565   $604,162
                                                                                    ========   ========

    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                                                      SUCCESSOR      PREDECESSOR
                                                                                      ----------     -----------
                                                                                       FOR THE         FOR THE
                                                                                     THREE-MONTH     THREE-MONTH
                                                                                     PERIOD ENDED    PERIOD ENDED
                                                                                       JUNE 29,        JUNE 30,
                                                                                         2002            2001
                                                                                      ----------     -----------
Net sales.......................................................................        $119,095        $107,162
Cost of goods sold..............................................................          73,363          69,498
                                                                                      ----------       ---------

Gross profit....................................................................          45,732          37,664
Selling, general and administrative expenses....................................          39,642          34,669
Writedown of long-lived assets (Note 7).........................................              --           2,414
Non-recurring charges-plant closure costs (Note 7)..............................              --             534
Royalty income..................................................................          (1,814)         (1,465)
                                                                                      ----------       ---------

Operating income................................................................           7,904           1,512
Interest expense, net...........................................................           7,081           3,886
                                                                                      ----------       ---------

Income (loss) before income taxes...............................................             823          (2,374)
Provision for (benefit from) income taxes.......................................             317            (934)
                                                                                      ----------       ---------

Net income (loss)...............................................................      $      506          (1,440)
                                                                                      ==========
Dividend requirements and accretion on redeemable preferred stock...............                            (664)
                                                                                                       ---------

Net loss applicable to common stockholder.......................................                       $  (2,104)
                                                                                                       =========

    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                   (unaudited)

                                                                                     SUCCESSOR      PREDECESSOR
                                                                                    ------------    ------------
                                                                                      FOR THE         FOR THE
                                                                                     SIX-MONTH       SIX-MONTH
                                                                                    PERIOD ENDED    PERIOD ENDED
                                                                                      JUNE 29,        JUNE 30,
                                                                                        2002            2001
                                                                                    ------------    ------------
Net sales.......................................................................       $243,690        $217,238
Cost of goods sold..............................................................        150,069         140,996
                                                                                     ----------      ----------

Gross profit....................................................................         93,621          76,242
Selling, general and administrative expenses....................................         78,913          68,517
Writedown of long-lived assets (Note 7).........................................             --           3,156
Non-recurring charges-plant closure costs (Note 7)..............................             --           1,116
Royalty income..................................................................         (3,775)         (3,477)
                                                                                     ----------      ----------

Operating income................................................................         18,483           6,930
Interest expense, net...........................................................         13,970           7,839
                                                                                     ----------      ----------

Income (loss) before income taxes...............................................          4,513            (909)
Provision for (benefit from) income taxes.......................................          1,738            (364)
                                                                                     ----------      ----------

Net income (loss)...............................................................     $    2,775            (545)
                                                                                     ==========
Dividend requirements and accretion on redeemable preferred stock...............                         (1,327)
                                                                                                     ----------

Net loss applicable to common stockholder.......................................                     $   (1,872)
                                                                                                     ==========

    See accompanying notes to the condensed consolidated financial statements

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (unaudited)

                                                                             SUCCESSOR   PREDECESSOR
                                                                             ---------   -----------
                                                                              FOR THE      FOR THE
                                                                             SIX-MONTH    SIX-MONTH
                                                                           PERIOD ENDED  PERIOD ENDED
                                                                              JUNE 29,     JUNE 30,
                                                                               2002          2001
                                                                             --------      --------
Cash flows from operating activities:
  Net income (loss) ......................................................   $  2,775      $   (545)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization .........................................      8,565         9,425
   Amortization of debt issuance costs ...................................        815           674
   Accretion of debt discount ............................................         65            --
   Non-cash compensation expense..........................................        308            --
   Writedown of long-lived assets ........................................         --         3,156
   Non-recurring charges-plant closure costs .............................         --         1,116
   Gain on sale of property, plant and equipment .........................       (200)           --
   Deferred tax benefit ..................................................       (661)       (1,438)
   Effect of changes in operating assets and liabilities:
     (Increase) decrease in assets:
          Accounts receivable ............................................     (4,612)       (2,774)
          Inventories ....................................................     (9,032)      (18,280)
          Prepaid expenses and other assets ..............................      1,118           402
      Increase (decrease) in liabilities:
          Accounts payable and other liabilities .........................        227        (5,374)
                                                                             --------      --------

             Net cash used in operating activities .......................       (632)      (13,638)
                                                                             --------      --------

Cash flows from investing activities:
  Capital expenditures ...................................................     (5,552)       (6,128)
  Proceeds from sale of property, plant and equipment ....................        271            10
  Proceeds from assets held for sale .....................................        227            35
                                                                             --------      --------

             Net cash used in investing activities .......................     (5,054)       (6,083)
                                                                             --------      --------

Cash flows from financing activities:
  Proceeds from revolving line of credit .................................         --        39,700
  Payments on revolving line of credit ...................................         --       (21,700)
  Payments on term loan ..................................................       (937)       (2,700)
  Payments on capital lease obligation ...................................       (415)         (561)
  Payment of dividend to Holdings ........................................         --           (60)
  Proceeds from contributions from Holdings ..............................        500            --
  Preferred stock dividend ...............................................         --        (1,207)
  Other ..................................................................         --         5,660
                                                                             --------      --------

             Net cash (used in) provided by financing activities .........       (852)       19,132
                                                                             --------      --------

Net decrease in cash and cash equivalents ................................     (6,538)         (589)
Cash and cash equivalents, beginning of period ...........................     24,692         3,697
                                                                             --------      --------

Cash and cash equivalents, end of period .................................   $ 18,154      $  3,108
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

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 1 -- CHANGE IN OWNERSHIP: (CONTINUED)

A summary of the total purchase price is as follows ($000):

Total purchase price ............................................     $ 468,193
   Less-amounts retained at Holdings ............................          (623)
                                                                      ---------
                                                                      $ 467,570
                                                                      =========
Allocated to:
   Cash and cash equivalents ....................................     $   7,333
   Accounts receivable, net .....................................        39,570
   Inventories, net .............................................       110,219
   Prepaid expenses and other current assets ....................         3,525
   Property, plant and equipment ................................        42,569
   Assets held for sale .........................................           884
   Licensing agreements .........................................        15,000
   Tradename ....................................................       220,233
   Cost in excess of fair value of net assets acquired ..........       139,349
   Deferred debt issuance costs .................................        13,427
   Other assets .................................................         5,432
   Accounts payable .............................................       (18,340)
   Other current liabilities ....................................       (25,936)
   Closure and exit liabilities .................................        (2,680)
   Other long-term liabilities ..................................       (10,850)
   Net deferred tax liabilities .................................       (72,165)
                                                                      ---------

                                                                      $ 467,570
                                                                      =========

     As a result of the above, our initial capitalization as of the Acquisition date consisted of ($000):

Borrowings on new revolving credit facility.....................       $ 24,000
Borrowings on new term loan.....................................        125,000
Borrowings under new senior subordinated note...................        173,693
Additional paid-in capital......................................        144,877
                                                                       --------
   Total capitalization.........................................       $467,570
                                                                       ========

     Subsequent to the Acquisition, our results of operations will be significantly impacted by changes in interest expense and amortization of intangibles.

     The following unaudited pro forma operating data presents the results of operations for the three-month and six-month periods ended June 30, 2001 as if the Acquisition had occurred on December 31, 2000, with financing obtained as described above and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 31, 2000 or of future results of operations ($000):

                                           PRO FORMA FOR THE   PRO FORMA FOR THE
                                              THREE-MONTH          SIX-MONTH
                                             PERIOD ENDED         PERIOD ENDED
                                             JUNE 30, 2001       JUNE 30, 2001
                                             -------------       -------------
Net sales ..........................           $ 107,162           $ 217,238
Operating income ...................           $   1,207           $   6,320
Interest expense, net ..............           $   7,785           $  15,162
Net loss ...........................           $  (4,078)          $  (5,482)

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 2 -- BASIS OF PREPARATION:

     In our opinion, our accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 29, 2002 (Successor), the results of our operations for the three-month and six-month periods ended June 29, 2002 (Successor) and June 30, 2001 (Predecessor) and cash flows for the six-month periods ended June 29, 2002 (Successor) and June 30, 2001 (Predecessor). Operating results for the three-month and six-month periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002 (Successor). Our accompanying condensed consolidated balance sheet as of December 29, 2001 (Successor) is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

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

     Certain amounts from prior periods have been reclassified to conform to the current period's presentation. These reclassifications had no effect on net income as previously reported.

NOTE 3 -- THE COMPANY:

     We design, manufacture, source and market premier branded childrenswear under the CARTER'S and TYKES labels. Our products are sourced internationally through internally managed production at plants located in Costa Rica and Mexico and through contractual arrangements with several manufacturers throughout the world. Our products are sourced for wholesale distribution to major U.S.-based retailers and for our 155 retail stores that market our brand name merchandise and certain products manufactured by other companies. Our retail operations represented approximately 46% and 48% of our consolidated net sales in the second quarter of 2002 and 2001, and approximately 45% in the first half of 2002 and 2001.

NOTE 4 -- INVENTORIES:

     Inventories consisted of the following ($000):

                                                            SUCCESSOR, AT
                                                     --------------------------
                                                     JUNE 29,       DECEMBER 29,
                                                       2002            2001
                                                      -------         -------
Finished goods ...........................            $77,670         $72,320
Work in process ..........................             17,704          13,227
Raw materials and supplies ...............              2,727           3,522
                                                      -------         -------

     Total ...............................            $98,101         $89,069
                                                      =======         =======

NOTE 5 -- PARENT COMPANY TRANSACTIONS:

     During the second quarter ended June 29, 2002, Holdings sold shares of its common stock to one of our directors for cash proceeds of $500,000 and issued shares of its common stock to an outside consultant. In connection with these transactions, as well as Holdings' stock option grants to certain employees, we recorded compensation expense during the second quarter ended June 29, 2002 in the amount of approximately $641,000, received cash of $500,000 and recorded contributions from Holdings to our additional paid-in capital in the amount of approximately $1.1 million.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 5 -- PARENT COMPANY TRANSACTIONS: (CONTINUED)

     During the six-month period ended June 30, 2001, we paid a dividend on our common stock held by Holdings in the amount of approximately $60,000, the proceeds of which were used by Holdings to repurchase shares of Holdings' stock owned by a former employee of Carter's. In addition, during the six-month period ended June 30, 2001, Holdings made a $60,000 capital contribution to us in connection with the issuance of shares of Holdings' stock to an employee of Carter's. This transaction involved no cash proceeds and we recognized $60,000 as compensation expense.

     During the second quarter of 2001, we paid a semi-annual dividend of approximately $1.2 million on $20.0 million of redeemable preferred stock, which accrued annually at 12%. All of our redeemable preferred stock held by Holdings was cancelled in connection with the Acquisition.

NOTE 6 -- SEGMENT INFORMATION:

     Our two business segments are "Wholesale" and "Retail." We generally sell the same products in each business segment. Wholesale products are offered through our Wholesale distribution channel while the Retail segment reflects the operations of our retail stores. Each segment's results include the costs directly related to the segment's revenue and all other costs are allocated based on the relationship to consolidated net sales or units sourced to support each segment's revenue.

     The table below presents certain segment information for the periods indicated ($000):

                                                                 WHOLESALE       RETAIL          TOTAL
                                                                 ---------       ------          -----
SUCCESSOR FOR THE THREE-MONTH PERIOD ENDED JUNE 29, 2002:

   Sales ..................................................       $ 64,168       $ 54,927       $119,095
   EBITDA .................................................       $  4,920       $  7,382       $ 12,302

PREDECESSOR FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2001:

   Sales ..................................................       $ 56,198       $ 50,964       $107,162
   EBITDA .................................................       $  2,535       $  6,694       $  9,229

SUCCESSOR FOR THE SIX-MONTH PERIOD ENDED JUNE 29, 2002:

   Sales ..................................................       $135,228       $108,462       $243,690
   EBITDA .................................................       $ 13,486       $ 13,562       $ 27,048

PREDECESSOR FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001:

   Sales ..................................................       $119,868       $ 97,370       $217,238
   EBITDA .................................................       $  9,536       $ 11,091       $ 20,627

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 6 -- SEGMENT INFORMATION: (CONTINUED)

     A reconciliation of total EBITDA for reportable segments to consolidated income (loss) before income taxes is presented below ($000):

                                                     THREE-MONTH PERIODS ENDED        SIX-MONTH PERIODS ENDED
                                                    ---------------------------     ---------------------------
                                                    SUCCESSOR       PREDECESSOR     SUCCESSOR       PREDECESSOR
                                                    ---------       -----------     ---------       -----------
                                                     JUNE 29,        JUNE 30,        JUNE 29,        JUNE 30,
                                                       2002            2001            2002            2001
                                                     --------        --------        --------        --------
Total EBITDA for reportable segments .........       $ 12,302        $  9,229        $ 27,048        $ 20,627
Depreciation and amortization expense ........         (4,398)         (4,769)         (8,565)         (9,425)
Writedown of long-lived assets ...............             --          (2,414)             --          (3,156)
Non-recurring charges-plant closure costs ....             --            (534)             --          (1,116)
Interest expense, net ........................         (7,081)         (3,886)        (13,970)         (7,839)
                                                     --------        --------        --------        --------
Consolidated income (loss) before income taxes       $    823        $ (2,374)       $  4,513        $   (909)
                                                     ========        ========        ========        ========

NOTE 7 -- CLOSURE OF MANUFACTURING FACILITIES:

     In the first quarter of fiscal 2001, we announced our plans to close our sewing facility located in Harlingen, Texas, which subsequently closed and ceased operations on May 11, 2001. In the first quarter of 2001, we recorded a non-recurring charge of approximately $582,000 for closure costs and involuntary termination benefits and a non-cash charge of approximately $742,000 related to the writedown of the asset value of our Harlingen, Texas facility to its estimated net realizable value. As of March 30, 2002, all of the costs provided for in the first quarter of 2001 for severance and other termination benefits were paid.

     In the second quarter of fiscal 2001, we announced our plans to close our fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001. In the second quarter of 2001, we recorded a non-recurring charge of approximately $534,000 for closure costs and involuntary termination benefits and a non-cash charge of approximately $2.4 million related to the writedown of the asset value of our fabric printing operations in Barnesville, Georgia to its estimated net realizable value. As of June 29, 2002, all of the costs provided for in the second quarter of 2001 for severance and other termination benefits have been paid.

     In connection with the Acquisition, we evaluated the requirements for certain manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, we decided to exit certain manufacturing operations. We made this decision in connection with our new ownership in advance of the Acquisition. Accordingly, on October 23, 2001, we announced our plans to close our cutting and fabric warehouse operations located in Griffin, Georgia, our embroidery operation located in Milner, Georgia, our bed and bath sewing and finishing operation located in Barnesville, Georgia and our sewing facility located in San Pedro, Dominican Republic, all of which subsequently closed and ceased operations before the end of fiscal 2001. At the time of the Acquisition, we established a liability for these plant closures. As of June 29, 2002, all of the severance and other termination costs associated with these plant closures have been paid.

     The assets held for sale related to the embroidery operations at Milner, Georgia were sold during the first quarter of 2002. The assets from the printing, bed and bath sewing and finishing facility located in Barnesville, Georgia and land associated with the Harlingen, Texas facility are included in assets held for sale on the accompanying balance sheets.

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 8 -- OTHER EXIT COSTS:

     In connection with the Acquisition and our new ownership, we announced our decision to terminate an initiative to open full-price retail stores. At Acquisition, we established a liability related to terminating three employees, exiting a full-price retail consulting contract and providing for related lease obligations. As of June 29, 2002, all of the costs associated with exiting the full-price retail initiative have been paid.

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS:

      In connection with the Acquisition, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and applied the required provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized in the Successor period. Our licensing agreements are being amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives. Amortization expense for the first half of 2002 was $2.5 million and is expected to be $5.0 million for fiscal 2002, $5.0 million for fiscal 2003 and $3.1 million for 2004.

     We adopted the remaining provisions of SFAS 142 as of the beginning of fiscal 2002. In accordance with SFAS 142, we have identified our reporting units, completed an initial assessment for impairment of goodwill (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) and our tradename and found that there was no impairment of either asset. The calculation of reported net income (loss) adjusted for goodwill and tradename amortization expense, net of taxes is shown below ($000):

                                                              THREE-MONTH PERIODS ENDED    SIX-MONTH PERIODS ENDED
                                                              ------------------------     ------------------------
                                                              SUCCESSOR    PREDECESSOR     SUCCESSOR    PREDECESSOR
                                                              ---------    -----------     ---------    -----------
                                                               JUNE 29,      JUNE 30,       JUNE 29,      JUNE 30,
                                                                2002          2001           2002          2001
                                                               -------       -------        -------       -------
Reported net income (loss) .............................       $   506       $(1,440)       $ 2,775       $  (545)
Add back:
   Amortization expense of goodwill ....................            --           192             --           384
   Amortization expense of tradename, net of tax benefit
     of $238 and $475 ..................................            --           387             --           775
                                                               -------       -------        -------       -------
Adjusted net income (loss) .............................       $   506       $  (861)       $ 2,775       $   614
                                                               =======       =======        =======       =======

     In accordance with SFAS 142, we are required to measure our goodwill and tradename for impairment on at least an annual basis. They must also be tested for impairment if events or changes in circumstances so dictate.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 as of the beginning of fiscal 2002 and it did not have a material impact on our financial position or results of operations for the second quarter or the first half of 2002.

     In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met. Historically, we have accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses at

                           THE WILLIAM CARTER COMPANY
              (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 9 -- RECENT ACCOUNTING PRONOUNCEMENTS: (CONTINUED)

the point at which we enter into such commitments. We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling, general and administrative expenses. Accommodations and cooperative advertising allowances of $2.2 million for the second quarter of 2001 and $3.8 million for the first half of 2001 have been reclassified to conform with the current period's presentation. These reclassifications did not impact net income (loss).

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, will be effective for fiscal 2003. We are currently evaluating the impact of this statement to determine the effect, if any, that it may have on our consolidated results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our condensed consolidated historical financial statements and notes included elsewhere in this quarterly report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. We base these statements on certain assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read Item 3 of this quarterly report entitled "Quantitative and Qualitative Disclosures about Market Risk" and the section entitled "Risks Relating to Our Business" in our most recently filed annual report on Form 10-K. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 3. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we have no intention or obligation to update forward-looking statements after we file this quarterly report.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected statement of operations data and (iii) the number of retail stores open at the end of each such period.

                                               AS A PERCENTAGE OF NET SALES                     PERCENTAGE CHANGE
                                         THREE-MONTH                  SIX-MONTH                 IN DOLLAR AMOUNTS
                                        PERIODS ENDED               PERIODS ENDED               FROM 2001 TO 2002
                                 --------------------------    --------------------------       -----------------
                                 SUCCESSOR      PREDECESSOR    SUCCESSOR      PREDECESSOR
                                 ---------      -----------    ----------     -----------      THREE-         SIX-
                                  JUNE 29,       JUNE 30,       JUNE 29,       JUNE 30,        MONTHS        MONTHS
                                    2002           2001           2002           2001          ENDED         ENDED
                                   ------         ------         ------         ------         ------        ------
Wholesale sales ............         53.9%          52.4%          55.5%          55.2%          14.2%         12.8%
Retail sales ...............         46.1           47.6           44.5           44.8            7.8          11.4
                                   ------         ------         ------        ------

Net sales ..................        100.0          100.0          100.0          100.0           11.1          12.2
Cost of goods sold .........         61.6           64.9           61.6           64.9            5.6           6.4
                                   ------         ------         ------        ------

Gross profit ...............         38.4           35.1           38.4           35.1           21.4          22.8
Selling, general and
   administrative expenses .         33.3           32.4           32.4           31.5           14.3          15.2
Non-recurring charges ......           --            2.7             --            2.0         (100.0)       (100.0)
Royalty income .............         (1.5)          (1.4)          (1.6)          (1.6)          23.8           8.6
                                   ------         ------         ------        ------

Operating income ...........          6.6            1.4            7.6            3.2          422.8         166.7
Interest expense, net ......          5.9            3.6            5.7            3.6           82.2          78.2
                                   ------         ------         ------        ------

Income (loss) before income
   taxes ...................          0.7           (2.2)           1.9           (0.4)         134.7         596.5

Provision for (benefit from)
   income taxes ............          0.3           (0.9)           0.8           (0.1)         133.9         577.5
                                   ------         ------         ------        ------

Net income (loss) ..........          0.4%          (1.3)%          1.1%          (0.3)%        135.1%        609.2%
                                   ======         ======         ======         ======

Number of retail stores at
   end of period ...........          155            149            155            149

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

THREE AND SIX-MONTH PERIODS ENDED JUNE 29, 2002 COMPARED TO THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2001

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

    NET SALES. In the second quarter of fiscal 2002, consolidated net sales increased $11.9 million, or 11.1%, to $119.1 million from $107.2 million in the second quarter of fiscal 2001. Consolidated net sales for the first half of 2002 were $243.7 million, an increase of $26.5 million, or 12.2%, as compared with $217.2 million for the first half of 2001. Improvements in the quality of fabrics, garment construction, embroideries and prints made possible through our global sourcing capabilities contributed to our strong product performance and growth in each of our channels of distribution for both the second quarter and first half of 2002 over 2001.

    Total wholesale sales, excluding discount store channel and off-price sales, increased $6.1 million, or 12.8%, in the second quarter of 2002 to $54.1 million from $48.0 million in the second quarter of 2001. These sales also increased in the first half of 2002 by $13.7 million, or 13.2%, to $117.6 million from $103.8 million in the same period in 2001. This revenue growth was driven by our baby and playclothes product lines.

    Discount store channel sales increased 16.1% and 6.0% for the second quarter and first half of 2002 from similar periods in 2001. We attribute these increases to strong product performance as well as floor space gained through the opening of additional Target stores.

    Our retail store sales were $54.9 million for the second quarter of 2002, which represented an increase of $4.0 million, or 7.8%, compared to the second quarter of 2001. Sales from this channel also increased $11.1 million, or 11.4%, in the first half of 2002 to $108.5 million from $97.4 million in the first half of 2001. These increases are attributed to growth of all of our product lines for both periods. Strong product performance drove our comparable store sales growth of 5.0% and 8.3% in the second quarter and the first half of 2002. During the first half of 2002, we have added four new stores for a total of 155 operating as of June 29, 2002. We plan to open eight and close four stores during the remainder of 2002.

    GROSS PROFIT. Our gross profit increased $8.1 million, or 21.4%, to $45.7 million in the second quarter of 2002 from $37.7 million in the second quarter of 2001. Gross profit increased $17.4 million, or 22.8%, to $93.6 million in the first half of 2002 compared to $76.2 million in the first half of 2001. Gross profit, as a percentage of net sales, in the second quarter and first half of 2002 increased to 38.4% from 35.1% compared to 2001. We attribute the 330 basis points increase to the expansion of our global sourcing capabilities, which has enabled us to source better products at lower costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of 2002 increased $5.0 million, or 14.3%, to $39.6 million from $34.7 million in the second quarter of 2001. These costs, as a percentage of net sales, increased to 33.3% in the second quarter of 2002 from 32.4% in the second quarter of 2001. In the first half of 2002, selling, general and administrative expenses increased $10.4 million, or 15.2%, to $78.9 million from $68.5 million in the first half of 2001. As a percentage of net sales, these expenses increased to 32.4% in the first half of 2002 from 31.5% in the first half of 2001. Such increases for the second quarter and first half of 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

are due to the net effect of fees related to strategic consulting arrangements and personnel costs offset by continued increases in comparable retail store sales growth.

     NON-RECURRING CHARGES / WRITEDOWN OF LONG-LIVED ASSETS. In the first quarter of 2001, we recognized a non-recurring charge of approximately $582,000 for certain closure costs and involuntary termination benefits related to our sewing facility in Harlingen, Texas. Additionally, we recorded a non-cash charge of approximately $742,000 for the writedown of the asset value to its estimated net realizable value. In the second quarter of fiscal 2001, we closed our fabric printing operations located in Barnesville, Georgia and recognized a non-recurring charge of approximately $534,000 related to certain closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $2.4 million for the writedown of the related asset value to its estimated net realizable value.

     ROYALTY INCOME. We license the use of the CARTER'S and TYKES names to certain licensees. Our royalty income in the second quarter of 2002 was approximately $1.8 million compared to approximately $1.5 million in the second quarter of 2001. During the first half of 2002, royalty income was approximately $3.8 million compared to approximately $3.5 million during the first half of 2001. We attribute our royalty earnings to our strong brand image and consumer awareness.

     OPERATING INCOME. Operating income for the second quarter of 2002 increased $6.4 million to $7.9 million compared to $1.5 million in the second quarter of 2001. Operating income for the first half of 2002 increased $11.6 million to $18.5 million from $6.9 million in the first half of 2001. As a percentage of net sales, operating income more than doubled over the second quarter and first half of 2001. The increase reflects the effect of higher levels of revenue and gross profit, in addition to the unfavorable impact of the non-recurring charges in 2001. Excluding the non-recurring charges in 2001, operating income in the first half of 2002 would have increased $7.3 million, or 65.0%, over the first half of 2001.

     INTEREST EXPENSE, NET. Net interest expense for the second quarter of 2002 increased $3.2 million to $7.1 million from $3.9 million in the second quarter of 2001. In the first half of 2002, interest expense increased $6.1 million to $14.0 million from $7.8 million in the first half of 2001. This increase is a result of the additional borrowings from the Acquisition and refinancing. At June 29, 2002, outstanding debt aggregated $297.9 million compared to $156.7 million at June 30, 2001. We had outstanding letters of credit totaling approximately $10.4 million as of June 29, 2002 compared to approximately
$4.3 million as of June 30, 2001.

     INCOME TAXES. We recorded a provision for income taxes of $317,000 in the second quarter of 2002 compared to a benefit of $934,000 in the second quarter of 2001. In the first half of 2002, we recorded a provision for income taxes of $1.7 million compared to a benefit of $364,000 in the first half of 2001. Our effective tax rate was approximately 38.5% during the first half of 2002 and approximately 40.0% during the first half of 2001.

     NET INCOME (LOSS). As a result of the factors noted above, our second quarter 2002 net income was $506,000 compared to a net loss of approximately $1.4 million in the second quarter of 2001. Net income for the first half of 2002 was approximately $2.8 million compared to a net loss of $545,000 in the first half of 2001.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

     Our primary cash needs are working capital, capital expenditures and debt service. Historically, we have financed these needs primarily through internally generated cash flow and funds borrowed under senior credit facilities. Our primary source of liquidity will continue to be cash flow from operations and borrowings under our credit facilities, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     Net accounts receivable at June 29, 2002 were $40.1 million compared to $36.6 million at June 30, 2001 and $35.4 million at December 29, 2001. The increase over June 30, 2001 is attributed to the growth in net sales. Due to the seasonal nature of our operations, the net accounts receivable balance at June 29, 2002 is not comparable to the net accounts receivable balance at December 29, 2001.

     Net cash used in operating activities for the first half of 2002 was $632,000 compared to $13.6 million for the first half of 2001. This decrease is primarily attributable to managing the growth and quality of inventories and the increase in net income.

     Net inventories at June 29, 2002 were $98.1 million compared to $110.7 million at June 30, 2001 and $89.1 million at December 29, 2001. This reduction over June 30, 2001 reflects the favorable impact of our forecasting and sourcing strategies. Due to the seasonal nature of our operations, net inventories at June 29, 2002 are not comparable to net inventories at December 29, 2001.

     We have invested $5.6 million in capital expenditures during the first half of 2002 compared to $6.1 million during the first half of 2001. We plan to invest approximately $20.0 million in capital expenditures in 2002. Major investments include retail store openings and remodeling, fixturing programs for wholesale customers and the expansion of our distribution centers.

     At June 29, 2002, we had approximately $297.9 million of debt outstanding, consisting of $173.8 million of senior subordinated notes (the "Notes"), $124.1 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately $10.4 million of outstanding letters of credit. At June 29, 2002, we invested our available cash of $21.0 million in money market mutual funds at a tax-exempt interest rate of 1.12%, compared to a borrowing amount of $18.0 million under the revolving portion of our previous senior credit facility at June 30, 2001. At June 29, 2002, we had approximately $49.6 million of financing available under our revolving loan facility. At December 29, 2001, we had approximately $298.7 million of debt outstanding, consisting of $173.7 million of Notes, $125.0 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately $6.5 million of outstanding letters of credit. The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and other general corporate purposes.

     Principal borrowings under the term loan are due and payable in twenty-four quarterly installments of $312,500 beginning December 31, 2001 through September 30, 2007 and four quarterly payments of approximately $29.4 million from December 31, 2007 through September 30, 2008. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. The outstanding balance of the revolving credit facility is payable in full on August 15, 2006, and interest is payable quarterly. No principal payments are required on the Notes prior to their scheduled maturity. Interest is payable semi-annually on the Notes in February and August of each year, commencing February 15, 2002, in the amount of approximately $9.5 million for each payment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

EFFECTS OF INFLATION

     We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and higher interest rates. The effects of inflation in changing prices on our net sales, revenues and operations have not been material in recent years.

SEASONALITY

     We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. Approximately 58% of our consolidated net sales is generated in the second half of our fiscal year. We believe that the seasonality of sales and profitability is a factor that affects the baby and young children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter, promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product lines and "back-to-school" and holiday shopping patterns. Accordingly, the results of operations for the three and six-month periods ended June 29, 2002 are not indicative of the results we expect for the full year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     A summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements is included in Note 2 to the Consolidated Financial Statements, included in our most recently filed annual report on Form 10-K. The following is a brief discussion of the more significant accounting policies and methods we use.

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

         In the normal course of business, we grant certain accommodations and allowances to our wholesale customers. As a result of our recent adoption of the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller," ("EITF 01-09") these amounts are classified as a reduction of revenue. We also reduce revenue for customer returns and deductions and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Retail store revenues are recognized at the point of sale.

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

      GOODWILL AND TRADENAME: As of June 29, 2002, we have approximately $360 million in goodwill and tradename assets on our balance sheet. At Acquisition, we estimated the fair value of the CARTER'S tradename to be approximately $220 million using a discounted cash flow analysis which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten percent. We determined that the tradename has an indefinite life. The carrying value of these assets will be subject to annual impairment reviews based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of our offered products and our development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

     In connection with the Acquisition, we adopted the provisions of SFAS 141, "Business Combinations" and applied the required provisions of SFAS 142, "Goodwill and Other Intangible Assets." Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized in the Successor period. Our licensing agreements are being amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives. Amortization expense for the first half of 2002 was $2.5 million and is expected to be $5.0 million for fiscal 2002, $5.0 million for fiscal 2003 and $3.1 million for 2004.

     We adopted the remaining provisions of SFAS 142 as of the beginning of fiscal 2002. In accordance with SFAS 142, we have identified our reporting units, completed an initial assessment for impairment of goodwill (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) and our tradename and found that there was no impairment of either asset. The calculation of reported net income (loss) adjusted for goodwill and tradename amortization expense, net of taxes is shown below ($000):

                                                              THREE-MONTH PERIODS ENDED    SIX-MONTH PERIODS ENDED
                                                              ------------------------     ------------------------
                                                              SUCCESSOR    PREDECESSOR     SUCCESSOR    PREDECESSOR
                                                              ---------    -----------     ---------    -----------
                                                               JUNE 29,      JUNE 30,       JUNE 29,      JUNE 30,
                                                                2002          2001           2002          2001
                                                               -------       -------        -------       -------
Reported net income (loss) .............................       $   506       $(1,440)       $ 2,775       $  (545)
Add back:
   Amortization expense of goodwill ....................            --           192             --           384
   Amortization expense of tradename, net of tax benefit
     of $238 and $475 ..................................            --           387             --           775
                                                               -------       -------        -------       -------
Adjusted net income (loss) .............................       $   506       $  (861)       $ 2,775       $   614
                                                               =======       =======        =======       =======

     In accordance with SFAS 142, we are required to measure our goodwill and tradename for impairment on at least an annual basis. They must also be tested for impairment if events or changes in circumstances so dictate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS: (CONTINUED)

     In October 2001, the Financial Accounting Standards Board issued ("FASB") SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 as of the beginning of fiscal 2002 and it did not have a material impact on our financial position or results of operations for the second quarter or the first half of 2002.

     In November 2001, the EITF issued EITF 01-09, which outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met. Historically, we have accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses at the point at which we enter into such commitments. We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling, general and administrative expenses. Accommodations and cooperative advertising allowances of $2.2 million for the second quarter of 2001 and $3.8 million for the first half of 2001 have been reclassified to conform with the current period's presentation. These reclassifications did not impact net income (loss).

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, will be effective for fiscal 2003. We are currently evaluating the impact of this statement to determine the effect, if any, that it may have on our consolidated results of operations and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     In the operation of our business, we have market risk exposures to global sourcing, raw material prices and interest rates. Each of these risks and our strategies to manage the exposure are discussed below.

     We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes and other charges on imports and any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. Some of these and other factors could interrupt production in offshore facilities, delay receipt of the products into the United States or affect our operating income. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations. We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

     Additionally, we enter into various purchase order commitments with full package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation. Historically, such cancellations and related termination charges have not had a material impact on our business.

     The principal raw materials we use are finished fabrics and trim materials. Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future. Most of these materials are available from more than one supplier, which enables us to negotiate pricing.

     Our operating results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. At June 29, 2002, outstanding debt aggregated $297.9 million, of which $124.1 million bore interest at a variable rate. An increase of 1% in the applicable rate would increase our annual interest cost by $1,241,000 and could have an adverse effect on our net income and cash flow. Pursuant to the provisions of our senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7.0% and the arrangement expires on December 7, 2004.

                           PART II--OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

     From time to time, we have been involved in various legal proceedings. We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation will have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On May 16, 2002, the holder of all of our 1,000 shares of common stock voted by unanimous written consent in lieu of a special meeting to elect Paul Fulton as a director of The William Carter Company. After May 16, 2002, the directors of The William Carter Company were as follows: Frederick J. Rowan, II, Joseph Pacifico, David A. Brown, Bradley M. Bloom, Ross M. Jones, David Pulver and Paul Fulton.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits: None

     (b) Reports on Form 8-K

     No report was filed by the Registrant during the quarter ended June 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE WILLIAM CARTER COMPANY


         Date: August 13, 2002       /s/ FREDERICK J. ROWAN, II
                                     ---------------------------
                                     Frederick J. Rowan, II
                                     CHAIRMAN, PRESIDENT AND
                                     CHIEF EXECUTIVE OFFICER


         Date: August 13, 2002       /s/ MICHAEL D. CASEY
                                     ---------------------------
                                     Michael D. Casey
                                     SENIOR VICE PRESIDENT AND
                                     CHIEF FINANCIAL OFFICER

                                  CERTIFICATION

     Each of the undersigned in the capacity indicated hereby certifies that, to his knowledge, this Report on Form 10-Q for the quarter ended June 29, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of The William Carter Company.

         Date: August 13, 2002       /s/ FREDERICK J. ROWAN, II
                                     ---------------------------
                                     Frederick J. Rowan, II
                                     CHIEF EXECUTIVE OFFICER


         Date: August 13, 2002       /s/ MICHAEL D. CASEY
                                     ---------------------------
                                     Michael D. Casey
                                     CHIEF FINANCIAL OFFICER