Form 10-Q
period 2002-09-28
CARTER WILLIAM CO /GA/
filed 2002-11-12
CIK 795363

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

333-22155

THE WILLIAM CARTER COMPANY

(Exact name of registrant as specified in charter)

Massachusetts	04-1156680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Proscenium
1170 Peachtree Street NE, Suite 900
Atlanta, Georgia 30309
(Address of principal executive offices, including zip code)

(404) 745-2700
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☒

        Applicable only to corporate issuers:

        As of November 12, 2002, there were 1,000 shares of Common Stock outstanding.

FORM 10-Q

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

INDEX

Part I.

Financial Information

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 28, 2002 (Successor) (unaudited) and December 29, 2001 (Successor)

Unaudited Condensed Consolidated Statements of Operations for the three-month period ended September 28, 2002 (Successor) and for the periods August 15, 2001 through September 29, 2001 (Successor) and July 1, 2001 through August 14, 2001 (Predecessor)

Unaudited Condensed Consolidated Statements of Operations for the nine-month period ended September 28, 2002 (Successor) and for the periods August 15, 2001 through September 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor)

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 28, 2002 (Successor) and for the periods August 15, 2001 through September 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor)

Notes to the Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risks

	Item 4.	Disclosure Controls and Procedures

Part II.		Other Information

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	Successor, at
	September 28, 2002	December 29, 2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,215	$24,692
Accounts receivable, net	48,430	35,386
Inventories, net	96,598	89,069
Prepaid expenses and other current assets	6,919	5,585
Assets held for sale	250	875
Deferred income taxes	9,338	9,371

Total current assets	188,750	164,978

Property, plant and equipment, net	45,930	46,503
Assets held for sale	600	600
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,276	139,472
Licensing agreements, net of accumulated amortization of $5,625 and $1,875	9,375	13,125
Deferred debt issuance costs, net	11,656	12,879
Other assets	5,860	6,372

Total assets	$621,680	$604,162

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,250	$1,250
Accounts payable	22,461	18,765
Other current liabilities	34,940	34,438

Total current liabilities	58,651	54,453

Long-term debt	296,653	297,492
Deferred income taxes	83,187	84,375
Other long-term liabilities	10,359	10,127

Total liabilities	448,850	446,447

Commitments and contingencies

Common stockholder’s equity:
Common stock, par value $.01 per share, 200,000 shares authorized, 1,000 shares issued and outstanding at September 28, 2002 and December 29, 2001	—	—
Additional paid-in capital	146,639	144,877
Retained earnings	26,191	12,838

Total common stockholder’s equity	172,830	157,715

Total liabilities and stockholder’s equity	$621,680	$604,162

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Successor		Predecessor
	For the three-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from July 1, 2001 through August 14, 2001

Net sales	$165,779	$88,343	$65,488
Cost of goods sold	100,642	55,668	41,868

Gross profit	65,137	32,675	23,620
Selling, general and administrative expenses	43,118	19,284	20,377
Acquisition-related non-recurring charges (Note 1)	—	—	11,289
Royalty income	(2,461)	(981)	(1,516)

Operating income (loss)	24,480	14,372	(6,530)
Interest expense, net	7,268	3,731	2,221

Income (loss) before income taxes and extraordinary item	17,212	10,641	(8,751)
Provision for (benefit from) income taxes	6,634	4,276	(1,041)

Income (loss) before extraordinary item	10,578	6,365	(7,710)
Extraordinary item, net of tax benefit of $4,115	—	—	6,173

Net income (loss)	$10,578	$6,365	(13,883)

Dividend requirements and accretion on redeemable preferred stock			(345)

Net loss applicable to common stockholder			$(14,228)

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	Successor		Predecessor
	For the nine-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from December 31, 2000 through August 14, 2001

Net sales	$409,469	$88,343	$282,727
Cost of goods sold	250,711	55,668	182,863

Gross profit	158,758	32,675	99,864
Selling, general and administrative expenses	122,031	19,284	88,895
Acquisition-related non-recurring charges (Note 1)	—	—	11,289
Writedown of long-lived assets (Note 7)	—	—	3,156
Non-recurring charges-plant closure costs (Note 7)	—	—	1,116
Royalty income	(6,236)	(981)	(4,993)

Operating income	42,963	14,372	401
Interest expense, net	21,238	3,731	10,060

Income (loss) before income taxes and extraordinary item	21,725	10,641	(9,659)
Provision for (benefit from) income taxes	8,372	4,276	(1,404)

Income (loss) before extraordinary item	13,353	6,365	(8,255)
Extraordinary item, net of tax benefit of $4,115	—	—	6,173

Net income (loss)	$13,353	$6,365	(14,428)

Dividend requirements and accretion on redeemable preferred stock			(1,671)

Net loss applicable to common stockholder			$(16,099)

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Successor		Predecessor
	For the nine-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from December 31, 2000 through August 14, 2001
Cash flows from operating activities:
Net income (loss)	$13,353	$6,365	$(14,428)
Extraordinary loss, net of taxes	—	—	6,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,202	2,237	12,245
Amortization of debt issuance costs	1,223	185	848
Accretion of debt discount	98	—	—
Non-cash compensation expense	762	—	60
(Payment of) provision for Acquisition-related non-recurring charges	—	(11,289)	11,289
Writedown of long-lived assets	—	—	3,156
Non-recurring charges-plant closure costs	—	—	1,116
Gain on sale of property, plant and equipment	(209)	—	—
Deferred tax (benefit) provision	(1,261)	2,795	(1,659)
Effect of changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(12,794)	(10,100)	(5,782)
Inventories	(7,529)	5,307	(13,253)
Prepaid expenses and other assets	(822)	(2,825)	1,807
Increase (decrease) in liabilities:
Accounts payable and other liabilities	5,239	1,577	(197)

Net cash provided by (used in) operating activities	11,262	(5,748)	1,375

Cash flows from investing activities:
Capital expenditures	(8,989)	(2,715)	(9,480)
Proceeds from sale of property, plant and equipment	313	—	10
Proceeds from assets held for sale	441	—	204
Payment of buyer’s Acquisition costs	—	(3,723)	—

Net cash used in investing activities	(8,235)	(6,438)	(9,266)

Cash flows from financing activities:
Proceeds from Predecessor revolving line of credit	—	—	53,500
Payments of Predecessor revolving line of credit	—	(12,900)	(40,600)
Proceeds from Successor revolving line of credit	—	30,450	—
Payments of Successor revolving line of credit	—	(25,850)	—
Proceeds from Successor term loan	—	125,000	—
Payments of Successor term loan	(937)	—	—
Payments of Predecessor term loan	—	(38,700)	(2,700)
Proceeds from issuance of Successor 10.875% Senior Subordinated Notes	—	173,693	—
Payment of Predecessor 10 3/8% Senior Subordinated Notes	—	(100,000)	—
Payments of capital lease obligations	(567)	(163)	(642)
Acquisition-related dividend to Holdings	—	(128,559)	—
Proceeds from contributions from Holdings	1,000	—	—
Payment of other dividend to Holdings	—	—	(60)
Preferred stock dividend	—	—	(1,207)
Payments of Successor debt issuance costs	—	(13,428)	—
Other	—	7,181	(3,573)

Net cash (used in) provided by financing activities	(504)	16,724	4,718

Net increase (decrease) in cash and cash equivalents	2,523	4,538	(3,173)
Cash and cash equivalents, beginning of period	24,692	524	3,697
Cash and cash equivalents, end of period	$27,215	$5,062	$524

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — CHANGE IN OWNERSHIP:

            The William Carter Company (“Carter’s,” “we,” “us,” and “our”) is a wholly-owned subsidiary of Carter Holdings, Inc. (“Holdings”).  Holdings has no significant assets or investments other than the shares of stock of The William Carter Company.  On July 12, 2001, a special purpose entity formed by Berkshire Partners LLC (“Berkshire”) and affiliates entered into a stock purchase agreement with Holdings and all of Holdings’ stockholders to acquire substantially all of the stock of Holdings except for some equity interests held by our management (the “Acquisition”).  The Acquisition was consummated on August 15, 2001.  Financing for the Acquisition and related transactions totaled $468.2 million and was provided by:  $24.0 million in new revolving credit facility borrowings; $125.0 million in new term loan borrowings (both the revolver and term loan are part of a $185.0 million new senior credit facility entered into by us); $173.7 million of borrowings under a new senior subordinated loan facility (issued by us in connection with an August 15, 2001 private placement); and $145.5 million of capital invested by affiliates of Berkshire and other investors, which includes rollover equity by our management of $18.3 million.

            The proceeds of the Acquisition and financing were used to purchase existing equity of Holdings ($252.5 million), pay for selling stockholders transaction expenses ($19.1 million, including $0.8 million in debt prepayment penalties recorded on Holdings), pay for buyers’ transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million) and to retire all outstanding balances on our and Holdings’ previously outstanding long-term debt including accrued interest thereon ($174.8 million).  In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes.  Portions of these payments were accomplished by an intercompany dividend of $128.6 million from us to Holdings.  Also in connection with the Acquisition, our redeemable preferred stock held by Holdings was cancelled.

            For purposes of identification and description, we are referred to as the “Predecessor” for the period prior to the Acquisition, the “Successor” for periods subsequent to the Acquisition and “Carter’s,” “we,” “us,” and “our” for both periods.

            The Acquisition was accounted for as a purchase and has been reflected in our financial statements using pushdown accounting.  Accordingly, the purchase price for the Acquisition, including related fees and expenses, has been allocated to our tangible and identifiable intangible assets and liabilities based upon their estimated fair values with the remainder allocated to goodwill.

A summary of the total purchase price is as follows ($000):

Total purchase price	$468,193
Less-amounts retained at Holdings	(623)
$467,570
Allocated to:
Cash and cash equivalents	$7,333
Accounts receivable, net	39,570
Inventories, net	110,219
Prepaid expenses and other current assets	3,525
Property, plant and equipment	42,569
Assets held for sale	991
Licensing agreements	15,000
Tradename	220,233
Cost in excess of fair value of net assets acquired	139,276
Deferred debt issuance costs	13,427
Other assets	5,432
Accounts payable	(18,340)
Other current liabilities	(25,936)
Closure and exit liabilities	(2,680)
Other long-term liabilities	(10,850)
Net deferred tax liabilities	(72,199)

$467,570

        As a result of the above, our initial capitalization as of the Acquisition date consisted of ($000):

Borrowings on new revolving credit facility	$24,000
Borrowings on new term loan	125,000
Borrowings under new senior subordinated note	173,693
Additional paid-in capital	144,877
Total capitalization	$467,570

        Subsequent to the Acquisition, our results of operations will be significantly impacted by changes in interest expense and amortization of intangibles.

        The Acquisition-related non-recurring charges in the Predecessor period July 1, 2001 through August 14, 2001 reflect special compensation of $4.5 million paid to management at the closing of the Acquisition and $6.8 million for sellers’ transaction costs and fees.

        The extraordinary charge in the Predecessor period July 1, 2001 through August 14, 2001, reflects the write-off of deferred debt issuance costs of approximately $1,991,000, net of a tax benefit of approximately $1,327,000, and a debt prepayment penalty of approximately $4,182,000, net of a tax benefit of approximately $2,788,000.

        The following unaudited pro forma operating data presents the results of operations for the three-month and nine-month periods ended September 29, 2001 as if the Acquisition had occurred on December 31, 2000, with financing obtained as described above and assumes that there were no other changes in our operations.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 31, 2000 or of future results of operations ($000):

	Pro forma for the three-month period ended September 29, 2001	Pro forma for the nine-month period ended September 29, 2001
Net sales	$153,831	$371,070
Operating income	$20,668	$26,988
Interest expense, net	$7,911	$23,073
Net income	$7,972	$2,490

        Excluded from the pro forma results for the three and nine-month periods ended September 29, 2001, shown above, are the Predecessor's Acquisition-related non-recurring charges of $4.5 million in special compensation paid to management at the closing of the Acquisition, $6.8 million for sellers’ transaction costs and an extraordinary charge of $6.2 million (net of tax) related to the Predecessor's write-off of deferred debt issuance costs and debt prepayment penalties in connection with the Acquisition.  Included in the pro forma results for the nine-month period ended September 29, 2001, shown above, are approximately $3.1 million related to the writedown of long-lived assets and $1.1 million related to other non-recurring plant closure costs which were unrelated to the Acquisition.

NOTE 2 — BASIS OF PREPARATION:

        In our opinion, our accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 28, 2002 (Successor); the results of our operations for the three-month and nine-month periods ended September 28, 2002 (Successor), the Successor period August 15, 2001 through September 29, 2001, and the Predecessor periods July 1, 2001 through August 14, 2001 and December 31, 2000 through August 14, 2001; and our cash flows for the nine-month period ended September 28, 2002 (Successor), the Successor period August 15, 2001 through September 29, 2001, and the Predecessor period December 31, 2000 through August 14, 2001.  Operating results for the three-month and nine-month periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002 (Successor).  Our accompanying condensed consolidated balance sheet as of December 29, 2001 (Successor) is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

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

        Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.  These reclassifications have no effect on net income (loss) as previously reported.

NOTE 3 — THE COMPANY:

        We design, manufacture, source and market premier branded childrenswear under the Carter’s and Tykes labels.  Our products are sourced internationally through internally managed production at plants located in Costa Rica and Mexico and through contractual arrangements with manufacturers throughout the world.  Our products are sourced for wholesale distribution to major U.S.-based retailers and for our 156 retail stores that market our brand name merchandise and certain products manufactured by other companies.  Our retail operations represented approximately 44% of our consolidated net sales in the third quarter of 2002 and 2001, and approximately 44% and 45% in the first nine months of 2002 and 2001.

NOTE 4 — INVENTORIES:

        Inventories consisted of the following ($000):

	Successor, at
	September 28, 2002	December 29, 2001
Finished goods	$87,067	$80,887
Work in process	6,680	4,660
Raw materials and supplies	2,851	3,522

Total	$96,598	$89,069

NOTE 5 — PARENT COMPANY TRANSACTIONS:

        During the nine-month period ended September 28, 2002 (Successor), Holdings sold shares of its common stock to two of our directors (one during second quarter and one during third quarter) and issued shares of its common stock to an outside consultant as partial consideration for services rendered.  In connection with these transactions, as well as Holdings’ stock option grants to certain employees, we recorded compensation expense during the three and nine-month periods ended September 28, 2002 in the amounts of approximately $121,000 and $762,000.  Additionally, we received cash proceeds of $1.0 million during the nine-month period ended September 28, 2002 and recorded contributions from Holdings to our additional paid-in capital in the amount of approximately $1.8 million.

        On August 15, 2001, we paid a dividend of approximately $128.6 million to Holdings.  Holdings used these funds to repay debt and partially fund other payments in connection with the Acquisition, including payment to selling stockholders and option holders.

        During the Predecessor period from December 31, 2000 through August 14, 2001, we paid a dividend on our common stock held by Holdings in the amount of approximately $60,000, the proceeds of which were used by Holdings to repurchase shares of Holdings’ stock owned by a former employee of Carter’s.  In addition, during the Predecessor period from December 31, 2000 through August 14, 2001, Holdings made a $60,000 capital contribution to us in connection with the issuance of shares of Holdings’ stock to an employee of Carter’s.  This transaction involved no cash proceeds and we recognized $60,000 as compensation expense.

        During the Predecessor period ended August 14, 2001, we paid a semi-annual dividend of approximately $1.2 million on $20.0 million of redeemable preferred stock, which accrued annually at 12%.  All of our redeemable preferred stock held by Holdings was cancelled in connection with the Acquisition.

NOTE 6 — SEGMENT INFORMATION:

        Our two business segments are “Wholesale” and “Retail.”  We generally sell the same products in each business segment.  Wholesale products are offered through our Wholesale distribution channel while the Retail segment reflects the operations of our retail stores.  Each segment’s results include the costs directly related to the segment’s revenue and all other costs are allocated based on the relationship of such costs to consolidated net sales or units sourced to support each segment’s revenue.

        The table below presents certain segment information for the periods indicated ($000):

	Wholesale	Retail	Total
Successor for the three-month period ended September 28, 2002:
Sales	$93,604	$72,175	$165,779
EBITDA	$13,166	$15,951	$29,117
Successor for the period from August 15, 2001 through September 29, 2001:
Sales	$49,797	$38,546	$88,343
EBITDA	$6,563	$10,046	$16,609
Predecessor for the period from July 1, 2001 through August 14, 2001:
Sales	$35,770	$29,718	$65,488
EBITDA	$3,402	$4,178	$7,580

Successor for the nine-month period ended September 28, 2002:
Sales	$228,833	$180,636	$409,469
EBITDA	$26,633	$29,532	$56,165
Successor for the period from August 15, 2001 through September 29, 2001:
Sales	$49,797	$38,546	$88,343
EBITDA	$6,563	$10,046	$16,609
Predecessor for the period from December 31, 2000 through August 14, 2001:
Sales	$155,639	$127,088	$282,727
EBITDA	$12,853	$15,354	$28,207

        A reconciliation of total EBITDA for reportable segments to consolidated income (loss) before income taxes is presented below ($000):

	Successor		Predecessor	Successor		Predecessor
	For the three-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from July 1, 2001 through August 14, 2001	For the nine-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from December 31, 2000 through August 14, 2001

Total EBITDA for reportable segments	$29,117	$16,609	$7,580	$56,165	$16,609	$28,207
Depreciation and amortization expense	(4,637)	(2,237)	(2,821)	(13,202)	(2,237)	(12,245)
Acquisition-related non-recurring charges	—	—	(11,289)	—	—	(11,289)
Writedown of long-lived assets	—	—	—	—	—	(3,156)
Non-recurring charges-plant closure costs	—	—	—	—	—	(1,116)
Interest expense, net	(7,268)	(3,731)	(2,221)	(21,238)	(3,731)	(10,060)
Consolidated income (loss) before income taxes	$17,212	$10,641	$(8,751)	$21,725	$10,641	$(9,659)

NOTE 7 — CLOSURE OF MANUFACTURING FACILITIES:

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

        In the second quarter of fiscal 2001, we announced our plans to close our fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001.  In the second quarter of 2001, we recorded a non-recurring charge of approximately $534,000 for closure costs and involuntary termination benefits and a non-cash charge of approximately $2.4 million related to the writedown of the asset value of our fabric printing operations in Barnesville, Georgia to its estimated net realizable value.  As of June 29, 2002, all of the costs provided for in the second quarter of 2001 for severance and other termination benefits were paid.

        In connection with the Acquisition, we evaluated the requirements for certain manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans.  After a thorough assessment of alternative sourcing opportunities, we decided to exit certain manufacturing operations.  We made this decision in connection with our new ownership in advance of the Acquisition.  As a result of this decision, on October 23, 2001, we announced our plans to close our cutting and fabric warehouse operations located in Griffin, Georgia, our embroidery operation located in Milner, Georgia, our bed and bath sewing and finishing operation located in Barnesville, Georgia and our sewing facility located in San Pedro, Dominican Republic, all of which subsequently closed and ceased operations before the end of fiscal 2001.  At the time of the Acquisition, we established a liability for these plant closures.  As of June 29, 2002, all of the severance and other termination costs associated with these plant closures were paid.

        The assets held for sale related to the embroidery operations at Milner, Georgia were sold during the first quarter of 2002.  During the second and third quarters of 2002, the assets related to our printing, sewing and finishing operations located in Barnesville, Georgia were sold.  The remaining assets included in assets held for sale on the accompanying balance sheet as of September 28, 2002 represents land and building located in Barnesville, Georgia and land associated with the Harlingen, Texas facility.

NOTE 8 — OTHER EXIT COSTS:

        In connection with the Acquisition and our new ownership, we announced our decision to terminate an initiative to open full-price retail stores.  At Acquisition, we established a liability related to terminating three employees, exiting a full-price retail consulting contract and providing for related lease obligations.  As of June 29, 2002, all of the costs associated with exiting the full-price retail initiative were paid.

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS:

        In connection with the Acquisition, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and applied the required provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized in the Successor periods.  Our licensing agreements are being amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives.  Amortization expense for the first nine months of 2002 was $3.8 million and is expected to be $5.0 million for fiscal 2002, $5.0 million for fiscal 2003 and $3.1 million for 2004.

        The calculation of reported net income (loss) adjusted for goodwill and tradename amortization expense, net of taxes is shown below ($000):

	Successor		Predecessor	Successor		Predecessor
	For the three-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from July 1, 2001 through August 14, 2001	For the nine-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from December 31, 2000 through August 14, 2001

Reported net income (loss)	$10,578	$6,365	$(13,883)	$13,353	$6,365	$(14,428)
Add back:
Amortization expense of goodwill	—	—	100	—	—	484
Amortization expense of tradename, net of tax benefit of $124 and $598	—	—	201	—	—	977
Adjusted net income (loss)	$10,578	$6,365	$(13,582)	$13,353	$6,365	$(12,967)

        We adopted the remaining provisions of SFAS 142 as of the beginning of fiscal 2002.  In accordance with this statement, we have identified our reporting units, completed an assessment for impairment of goodwill (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) and our tradename and found that there was no impairment of either asset.  We are also required to measure our goodwill and tradename for impairment on at least an annual basis or if events or changes in circumstances so dictate.

        In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We adopted SFAS 144 as of the beginning of fiscal 2002 and it did not have a material impact on our financial position or results of operations for the third quarter or the first nine months of 2002.

        In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”).  EITF 01-09 outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met.  Historically, we have accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses.  We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling expenses.  Accommodations and cooperative advertising provisions of $2.7 million for the Successor period from August 15, 2001 through September 29, 2001, $1.2 million for the Predecessor period from July 1, 2001 through August 14, 2001 and $5.0 million for the Predecessor period from December 31, 2000 through August 14, 2001 have been reclassified to conform with the current periods’ presentation.  These reclassifications did not impact net income (loss).

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, will be effective for fiscal 2003.  We are currently evaluating the impact of this statement to determine whether we need to reclassify a $6.2 million extraordinary item that we recorded in connection with the Acquisition.  However, this reclassification will not impact our reported net loss.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 will be required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 10 — RECENT EVENTS:

        On August 23, 2002, Holdings filed a registration statement with the Securities and Exchange Commission to register an initial public offering of up to $100.0 million of its common stock.  That registration statement has not yet become effective.  If the initial public offering is completed, Holdings intends to contribute to us a portion of its proceeds from the offering.  We intend to use these proceeds to redeem a portion of our outstanding 10.875% senior subordinated notes due in 2011 at a redemption price of 110.875% of the principal amount redeemed plus accrued and unpaid interest, repay a portion of our indebtedness under our senior credit facility and pay Berkshire $3.5 million to terminate our future obligations under our management agreement with Berkshire.  In connection with this registration process, we incurred approximately $800,000 of expenses related to the offering, which have been deferred and are included in prepaid and other current assets on the accompanying balance sheet as of September 28, 2002.

        During the third quarter of 2002, we executed an artwork agreement with Eric Carle, LLC. Under this agreement, we are obligated to pay $1.5 million in minimum royalty guarantees for the initial term which began June 28, 2002 and expires December 31, 2005.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS:

        The following is a discussion of the risks relating to our business, our results of operations and our current financial position.  You should read this discussion in conjunction with our condensed consolidated financial statements and notes included elsewhere in this quarterly report.  Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results.  We base these statements on certain assumptions that we consider reasonable.  For further information about risks and exposures relating to our business and our company, you should read Item 3 of this quarterly report entitled “Quantitative and Qualitative Disclosures about Market Risks.”  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 2 and Item 3.  These risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we have no intention or obligation to update forward-looking statements after we file this quarterly report.

RISKS RELATING TO OUR BUSINESS

The loss of one or more of our key customers could result in a material loss of revenues.

        In 2001, we derived approximately 40% of our total net sales from our top eight customers.  We expect that these customers will continue to represent a significant portion of our sales in the future.  A significant decrease in business from one or more of these customers could have a material adverse effect on our revenue and results of operations.  We do not enter into formal sales contracts with our wholesale customers, relying instead on long-standing relationships with these customers.  As a result, we face the risk that one or more of our key customers may terminate its or their relationship with us.  Without contracts establishing volume commitments from our customers, there is also a risk that we will be inaccurate in our forecasting and planning for production requirements.

Retail trends could result in increased downward pressure on our prices.

        With the growing trend toward retail trade consolidation, we increasingly depend upon a reduced number of key retailers whose bargaining strength is growing.  We may be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, scan-based trading and other conditions.  Further consolidations in the retail industry could result in price and other competition that could damage our business.

Our dependence on foreign supply sources may result in disruptions to our operations in the event of political instability or foreign regulations.

        We currently source substantially all of our sewing, embroidery and cutting and a substantial portion of our fabric production through our offshore facilities and other offshore production arrangements.  We expect to source more of our fabric production offshore over time.  We may be adversely affected by:

• political instability resulting in the disruption of trade from foreign countries in which our manufacturing facilities are located; and

• the imposition of new regulations relating to imports, duties, taxes and other charges on imports.

        These and other events beyond our control could interrupt production in offshore facilities or delay receipt of the products in the United States, which may have a material adverse effect on our financial condition and results of operations.

Our business and reputation may be adversely affected if our brand is associated with negative publicity.

        While our staff and third party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers and licensees, we do not control these vendors and independent manufacturers or their labor practices.  The violation of our guidelines or labor or other laws by these vendors or independent manufacturers could interrupt or otherwise disrupt our sourcing or damage our brand image.  As a result, negative publicity regarding our company, brand or products, including licensed products, could adversely affect our reputation and sales.

The loss of one or more of our major suppliers for raw materials may interrupt our supplies.

        Of the fabrics we source in the United States, we purchase a majority from a few vendors of each material.  The loss of one or more of these suppliers could interrupt our supply, which could have an adverse effect on our sales and increase our costs.

We operate in a highly competitive market and our business will suffer if we are unable to compete effectively.

        The baby and young children’s apparel markets are highly competitive.  Both branded and private label manufacturers compete in the baby and young children’s apparel markets.  Our primary branded competitors include GAP, Gerber, Oshkosh B’Gosh and Disney-licensed products in playclothes and sleepwear.  Some retailers, including several that are our customers, have significant private label product offerings in playclothes that compete with us.  Because of the fragmented nature of the industry, we also compete with many small manufacturers and retailers.  Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are.  As a result, these competitors may be able to:

• adapt to changes in customer requirements more quickly;

• take advantage of acquisition and other opportunities more readily; and

• devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

The loss of key members of our senior management team could adversely affect our business.

        Our success depends largely on the efforts and abilities of our senior management team.  Their experience and industry contacts significantly benefit us.  If we were to lose the benefit of their experience and contacts, our business could be adversely affected.

Our substantial leverage could adversely affect our financial condition.

        At September 28, 2002, we had total debt of approximately $297.9 million (consisting of $173.8 million of senior subordinated notes and $124.1 million of secured borrowings under our senior credit facility) and common stockholder's equity of approximately $172.8 million.  In addition, we and our subsidiaries are permitted to incur substantial additional indebtedness in the future.

        Our substantial indebtedness could have important consequences.  For example, it could:

• increase our vulnerability to general adverse economic and industry conditions;

• limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business plan;

• require us to dedicate a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, thereby reducing the availability of that cash flow to fund working capital, capital expenditures or other general corporate purposes, or to carry out other aspects of our business plan;

• limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

• place us at a competitive disadvantage compared to our competitors that have less debt.

        In addition, the senior credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

The current and future economic downturns may adversely affect our sales.

        A downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our sales.  Our success depends on the sustained demand for our products and consumer confidence.  Consumer purchases of discretionary items, such as many of our products, tend to decline during recessionary periods when disposable income is lower.  These downturns have been characterized by diminished product demand and subsequent accelerated erosion of average selling prices.  A general slowdown in the economies in which we sell our products or even an uncertain economic outlook could adversely affect consumer spending on our products and, in turn, our sales and results of operations.  Since the third quarter of 2000, the U.S. economy has shown signs of a downturn.  If this general economic slowdown continues, it may adversely impact our future business and operating results.

Governmental regulations and environmental risks applicable to our business may require us to take actions which limit our business and increase our costs.

        Our business is subject to federal, state, provincial, local and foreign laws and regulations, including regulations with respect to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials.  Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.  We may be required to make significant expenditures to comply with governmental laws and regulations.  Complying with existing or future laws or regulations may materially limit our business and increase our costs.

Seasonal fluctuations in the children’s apparel market may have an adverse impact on our business.

        We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  We believe that the seasonality of sales and profitability is a factor that affects the baby and young children’s apparel industry generally and is primarily due to retailers’ emphasis on price reductions in the first quarter, promotional retailers’ and manufacturers’ emphasis on closeouts of the prior year’s product lines and “back-to-school” and holiday shopping patterns.  Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

RESULTS OF OPERATIONS

The 2001 results summarized and discussed below for the three and nine-month periods ended September 29, 2001 represent the mathematical addition of the historical results for the period from July 1, 2001 through August 14, 2001 (the “Predecessor” period) and the period from August 15, 2001 through September 29, 2001 (the “Successor” period) and the mathematical addition of the period from December 31, 2000 through August 14, 2001 (the “Predecessor” period) and the period from August 15, 2001 through September 29, 2001 (the “Successor” period) for purpose of the discussion below only.  While this approach is not consistent with generally accepted accounting principles, due to the new basis of accounting established at the Acquisition date, we believe it is the most practical way to comment on the results of operations.

As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001.  In addition, we entered into new financing arrangements and had a change in our capital structure.  The one and one-half month period prior to the Acquisition reflects non-recurring charges, principally sellers' expenses such as management bonuses and professional fees, and an extraordinary charge for debt prepayment penalties and the write-off of deferred debt issuance costs on debt retired as a result of the Acquisition and refinancing.  All periods prior to the Acquisition presented include amortization expense on our tradename and goodwill.  The periods subsequent to the Acquisition reflect increased interest expense, amortization of licensing agreements and cessation of amortization on our tradename and goodwill due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each such period.

	As a Percentage of Net Sales

	Three-month periods ended		Nine-month periods ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Wholesale sales	56.5%	55.6%	55.9%	55.4%
Retail sales	43.5	44.4	44.1	44.6
Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	60.7	63.4	61.2	64.3
Gross profit	39.3	36.6	38.8	35.7
Selling, general and administrative expenses	26.0	25.8	29.8	29.2
Non-recurring charges	—	7.3	—	4.1
Royalty income	(1.5)	(1.6)	(1.5)	(1.6)
Operating income	14.8	5.1	10.5	4.0
Interest expense, net	4.4	3.9	5.2	3.7
Income before income taxes and extraordinary item	10.4	1.2	5.3	0.3
Provision for income taxes	4.0	2.1	2.0	0.8
Income (loss) before extraordinary item	6.4	(0.9)	3.3	(0.5)
Extraordinary item, net of tax benefit of $4.1 million	—	4.0	—	1.7
Net income (loss)	6.4%	(4.9)%	3.3%	(2.2)%

Number of retail stores at end of period	156	150	156	150

Three and nine-month periods ended September 28, 2002 compared to three and nine-month periods ended September 29, 2001

      NET SALES.    In the third quarter of 2002, consolidated net sales increased $11.9 million, or 7.8%, to $165.8 million from $153.8 million in the third quarter of 2001.  Consolidated net sales for the first nine months of 2002 were $409.5 million, an increase of $38.4 million, or 10.3%, as compared with $371.1 million for the first nine months of 2001.  These increases reflect the continued strength of our product performance in each of our channels of distribution, which we believe is driven by our focus on core products, the expansion of our global sourcing capabilities, effective merchandising strategies and investments in point of sale fixturing.

      Total wholesale sales, excluding discount store channel and off-price sales, increased $6.5 million, or 8.4%, in the third quarter of 2002 to $82.9 million from $76.5 million in the third quarter of 2001.  This revenue growth was driven by an increase in our playclothes product line offset by declines in our baby and sleepwear product lines due to the timing of new product launches and unfavorable market conditions.  Wholesale sales increased in the first nine months of 2002 by $20.2 million, or 11.2%, to $200.5 million from $180.3 million in the same period in 2001.  This revenue growth was driven primarily by an increase in our playclothes and baby product lines partially offset by lower sleepwear sales.

      Included in total wholesale sales are discount store channel sales, which increased $1.5 million, or 28.2%, in the third quarter of 2002 to $7.0 million from $5.5 million in the third quarter of 2001.  In the first nine months of 2002, sales from this channel increased $2.1 million, or 14.2%, to $17.0 million from $14.9 million in the first nine months of 2001.  We attribute these increases to strong product performance as well as floor space gained through the opening of additional Target stores.

      Our retail store sales were $72.2 million for the third quarter of 2002, which represented an increase of $3.9 million, or 5.7%, over the third quarter of 2001.  This increase is primarily attributable to increased sales from our baby and playclothes product lines.  Retail store sales increased $15.0 million, or 9.1%, in the first nine months of 2002 to $180.6 million from $165.6 million in the first nine months of 2001.  While increases in all of our major product lines contributed to this growth, such growth was led primarily by increases in our baby and playclothes product lines.  Comparable store sales in our retail store channel increased 1.7% in the third quarter of 2002 and increased 2.9% in the third quarter of 2001.  For each of the third quarter periods, we opened one store.  During the first nine months of 2002 and 2001, comparable store sales increased 5.6%, and 5.4%. We opened five stores during the first nine months of 2002, and opened five and closed two during the first nine months of 2001.  As of September 28, 2002, we had 156 retail stores compared to 150 stores as of September 29, 2001. We plan to open seven and close four stores in the fourth quarter of 2002.

      GROSS PROFIT.    Our gross profit increased $8.8 million, or 15.7%, to $65.1 million in the third quarter of 2002 from $56.3 million in the third quarter of 2001. Gross profit, as a percentage of net sales, in the third quarter of 2002 increased to 39.3% from 36.6% as compared to 2001.  In the first nine months of 2002, our gross profit increased $26.2 million, or 19.8%, to $158.8 million compared to $132.5 million in the first nine months of 2001 and as a percentage of net sales increased to 38.8% from 35.7% as compared to 2001.  These increases in gross profit as a percentage of net sales for both periods were principally due to the continued expansion of our global sourcing strategy, which has enabled us to source better quality products with improved fabric and garment construction at lower costs.  These improvements in gross margin also include the impact of a $1.7 million charge recorded in the third quarter of 2001 related to the amortization of the step-up in the inventory valuation at Acquisition.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative expenses for the third quarter of 2002 increased $3.5 million, or 8.7%, to $43.1 million from $39.7 million in the third quarter of 2001.  These costs, as a percentage of net sales, increased to 26.0% in the third quarter of 2002 from 25.8% in the third quarter of 2001 due primarily to increases in distribution and certain product marketing expenses.  In the first nine months of 2002, selling, general and administrative expenses increased $13.9 million, or 12.8%, to $122.0 million from $108.2 million in the first nine months of 2001.  These expenses, relative to sales, increased to 29.8% in the first nine months of 2002 from 29.2% in the first nine months of 2001 due to the factors noted above partially offset by the benefit from leveraging operating expenses against higher levels of revenue and $1.1 million in non-recurring costs incurred in connection with activities leading up to the Acquisition in the first nine months of 2001.

        NON-RECURRING CHARGES / WRITEDOWN OF LONG-LIVED ASSETS.    As described in Note 1 to the accompanying condensed consolidated financial statements, we incurred Acquisition-related non-recurring charges including $4.5 million of special compensation paid to management at the closing of the Acquisition and $6.8 million in sellers’ transaction costs and fees paid during the one and one-half month period ended August 14, 2001.  As described in Note 7 to the accompanying condensed consolidated financial statements, in the first quarter of 2001, we recognized a non-recurring charge of approximately $582,000 for certain closure costs and involuntary termination benefits related to our sewing facility in Harlingen, Texas.  Additionally, we recorded a non-cash charge of approximately $742,000 for the writedown of the asset value to its estimated net realizable value.  In the second quarter of fiscal 2001, we closed our fabric printing operations located in Barnesville, Georgia and recognized a non-recurring charge of approximately $534,000 related to certain closure costs and involuntary termination benefits.  All of the costs for these plant closures provided for in fiscal 2001 were paid.  Additionally, we recorded a non-cash charge of approximately $2.4 million for the writedown of the related asset value to its estimated net realizable value.

        ROYALTY INCOME.    We license the use of the Carter’s and Tykes names to certain licensees.  Our royalty income in the third quarter of 2002 and 2001 was approximately $2.5 million.  During the first nine months of 2002, royalty income was approximately $6.2 million compared to approximately $6.0 million during the first nine months of 2001.

        OPERATING INCOME.    Operating income for the third quarter of 2002 increased $16.6 million to $24.5 million compared to $7.8 million in the third quarter of 2001.  Operating income for the first nine months of 2002 increased $28.2 million to $43.0 million from $14.8 million in the first nine months of 2001.  These increases reflect the effect of higher levels of revenue and gross profit and the impact of the non-recurring charges incurred in 2001.  Excluding the non-recurring charges in 2001, operating income for the third quarter and first nine months of 2002 would have increased approximately $5.3 million, or 28.0%, and approximately $12.6 million, or 41.6%, over the third quarter and first nine months of 2001.

        INTEREST EXPENSE, NET.    Net interest expense for the third quarter of 2002 increased $1.3 million to $7.3 million from $6.0 million in the third quarter of 2001.  In the first nine months of 2002, interest expense increased $7.4 million to $21.2 million from $13.8 million in the first nine months of 2001.  This increase is a result of additional borrowings from the Acquisition and refinancing as discussed in Note 1 to the accompanying condensed consolidated financial statements.

        INCOME TAXES.    We recorded a provision for income taxes of $6.6 million in the third quarter of 2002 compared to $3.2 million in the third quarter of 2001.  In the first nine months of 2002, we recorded a provision for income taxes of $8.4 million compared to $2.9 in the first nine months of 2001.  Our effective tax rate was approximately 38.5% during the first nine months of 2002; 40.2% for the one and one-half month period ended September 29, 2001; and 14.5% for the seven and one-half month period ended August 14, 2001.  The 14.5% tax benefit for the seven and one-half month period ended August 14, 2001 is primarily a result of certain seller’s expenses incurred in connection with the Acquisition and goodwill amortization that are not deductible for tax purposes.

        EXTRAORDINARY ITEM.    As described in Note 1 to the accompanying condensed consolidated financial statements, we incurred an extraordinary charge of $6.2 million, net of a tax benefit of $4.1 million, during the one and one-half month period ended August 14, 2001 in connection with the Acquisition and refinancing due to the write off of deferred debt issuance costs and debt prepayment penalties.

        NET INCOME (LOSS).    Our third quarter 2002 net income was approximately $10.6 million compared to a net loss of approximately $7.5 million in the third quarter of 2001.  Net income for the first nine months of 2002 was approximately $13.4 million compared to a net loss of approximately $8.1 million in the first nine months of 2001.  As noted above, our 2001 results include non-recurring charges and an extraordinary item.  Excluding these items, our net income for the three and nine-month periods ended September 28, 2002 would have increased approximately $2.4 million, or 29.0%, and approximately $3.0 million, or 29.6%, as compared to the three and nine-month periods ended September 29, 2001.

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

        On August 23, 2002, Holdings filed a registration statement with the Securities and Exchange Commission to register an initial public offering of up to $100.0 million of its common stock.  That registration statement has not yet become effective.  If the initial public offering is completed, Holdings intends to contribute to us a portion of its proceeds from the offering.  We intend to use these proceeds to redeem a portion of our outstanding 10.875% senior subordinated notes due in 2011 (the “Notes”) at a redemption price of 110.875% of the principal amount redeemed plus accrued and unpaid interest, repay a portion of our indebtedness under our senior credit facility and pay Berkshire Partners LLC $3.5 million to terminate our future obligations under our management agreement with Berkshire.

        Net cash provided by operating activities for the first nine months of 2002 was $11.3 million compared to net cash used in operating activities of $4.4 million for the first nine months of 2001.  This increase is primarily attributable to the increase in net income.

        Net accounts receivable at September 28, 2002 were $48.4 million compared to $49.7 million at September 29, 2001 and $35.4 million at December 29, 2001.  The decrease over the third quarter 2001 reflects a higher level of wholesale shipments in the latter part of the third quarter ended September 29, 2001.  Due to the seasonal nature of our operations, the net accounts receivable balance at September 28, 2002 is not comparable to the net accounts receivable balance at December 29, 2001.

        Net inventories at September 28, 2002 were $96.6 million compared to $104.9 million at September 29, 2001 and $89.1 million at December 29, 2001.  This reduction compared to September 29, 2001 reflects the favorable impact of our forecasting and sourcing strategies in addition to an Acquisition-related valuation adjustment of $2.9 million which increased inventories as of September 29, 2001.  Due to the seasonal nature of our operations, net inventories at September 28, 2002 are not comparable to net inventories at December 29, 2001.

        We have invested $9.0 million in capital expenditures during the first nine months of 2002 compared to $12.2 million during the first nine months of 2001.  We plan to invest a total of approximately $21.0 million in capital expenditures in 2002.  Major investments include retail store openings and remodeling, fixturing programs for wholesale customers and the expansion of our distribution centers to support increased revenue growth.

        At September 28, 2002, we had approximately $297.9 million of debt outstanding, consisting of $173.8 million of Notes, $124.1 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately $11.6 million of outstanding letters of credit.  At September 28, 2002, we invested our available cash of $29.5 million in money market mutual funds at a tax-exempt interest rate of 1.39%, compared to borrowings of $4.6 million under the revolving portion of our senior credit facility at September 29, 2001.  At September 28, 2002, we had approximately $48.4 million of financing available under our revolving loan facility.  At December 29, 2001, we had approximately $298.7 million of debt outstanding, consisting of $173.7 million of Notes, $125.0 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately $6.5 million of outstanding letters of credit.  The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures and other general corporate purposes.

        Principal borrowings under the term loan are due and payable in twenty-four quarterly installments of $312,500 beginning December 31, 2001 through September 30, 2007 and four quarterly payments of approximately $29.4 million from December 31, 2007 through September 30, 2008.  Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months.  The outstanding balance of the revolving credit facility is payable in full on August 15, 2006, and interest is payable quarterly.  No principal payments are required on the Notes prior to their scheduled maturity in August 2011.  Interest is payable semi-annually on the Notes in February and August of each year, commencing February 15, 2002, in the amount of approximately $9.5 million for each payment.

        The senior credit facility contains mandatory and optional prepayments as defined under the agreement, including 50% of the net cash proceeds from Carter’s or Holdings issuance of equity, excluding, among other things, proceeds from any issuance of equity that arise in connection with employee stock plans or are invested in connection with a permitted acquisition and; 75% or 50% of excess cash flow, depending on the applicable leverage ratio, as both terms are defined in the senior credit facility.  The excess cash flow requirement is effective for fiscal 2002 and could require us to make such mandatory prepayments, if applicable, on the senior credit facility within 90 days of the end of fiscal 2002.  The lenders will apply such prepayments first to the term loan and, second, to reduce permanently the revolving credit commitments.

Subject to certain conditions, we may make optional prepayments of loans without premium or penalty.  The lenders will apply such optional prepayments according to our instruction.

        Based on our current level of operations, we believe that cash generated from operations and available cash, together with amounts available under the revolving credit portion of our new senior credit facility, will be adequate to meet our debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount of the Notes on or prior to maturity.

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

SEASONALITY

        We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Over the past five years, approximately 58% of our consolidated net sales have been generated in the second half of our fiscal year.  We believe that the seasonality of sales and profitability is a factor that generally affects the baby and young children’s apparel industry and is primarily due to retailers’ emphasis on price reductions in the first quarter, promotional retailers’ and manufacturers’ emphasis on closeouts of the prior year’s product lines and “back-to-school” and holiday shopping patterns.  Accordingly, the results of operations for the three and nine-month periods ended September 28, 2002 are not indicative of the results we expect for the full year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring, pensions and other post-retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In the normal course of business, we grant certain accommodations and allowances to our wholesale customers.  As a result of our recent adoption of the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller,” (“EITF 01-09”) these amounts are classified as a reduction of revenue.  We also reduce revenue for customer returns and deductions and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.  Retail store revenues are recognized at the point of sale.

Inventory: We write down our inventory for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional write-downs may be required.

Goodwill and tradename: As of September 28, 2002, we have approximately $359.5 million in goodwill and tradename assets on our balance sheet.  At Acquisition, we estimated the fair value of the Carter’s tradename to be approximately $220.2 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten percent.  We determined that the tradename has an indefinite life.  The carrying value of these assets will be subject to annual impairment reviews based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.  Factors affecting these future cash flows include the continued market acceptance of our offered products and our development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.

RECENT ACCOUNTING PRONOUNCEMENTS

          In connection with the Acquisition, we adopted the provisions of SFAS 141, “Business Combinations” and applied the required provisions of SFAS 142, “Goodwill and Other Intangible Assets.”  Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized in the Successor periods.  Our licensing agreements are being amortized over the average three-year life of such agreements, as it has been determined that these agreements have finite lives.  Amortization expense for the first nine months of 2002 was $3.8 million and is expected to be $5.0 million for fiscal 2002, $5.0 million for fiscal 2003 and $3.1 million for 2004.

        The calculation of reported net income (loss) adjusted for goodwill and tradename amortization expense, net of taxes is shown below ($000):

	Successor		Predecessor	Successor		Predecessor
	For the three-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from July 1, 2001 through August 14, 2001	For the nine-month period ended September 28, 2002	For the period from August 15, 2001 through September 29, 2001	For the period from December 31, 2000 through August 14, 2001

Reported net income (loss)	$10,578	$6,365	$(13,883)	$13,353	$6,365	$(14,428)
Add back:
Amortization expense of goodwill	—	—	100	—	—	484
Amortization expense of tradename, net of tax benefit of $124 and $598	—	—	201	—	—	977
Adjusted net income (loss)	$10,578	$6,365	$(13,582)	$13,353	$6,365	$(12,967)

        We adopted the remaining provisions of SFAS 142 as of the beginning of fiscal 2002.  In accordance with this statement, we have identified our reporting units, completed an assessment for impairment of goodwill (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) and our tradename and found that there was no impairment of either asset.  We are also required to measure our goodwill and tradename for impairment on at least an annual basis or if events or changes in circumstances so dictate.

        In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We adopted SFAS 144 as of the beginning of fiscal 2002 and it did not have a material impact on our financial position or results of operations for the third quarter or the nine months of 2002.

        In November 2001, the EITF issued EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller.”  EITF 01-09 outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met.  Historically, we have accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses at the point at which we enter into such commitments.  We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling expenses.  Accommodations and cooperative advertising provisions of $2.7 million for the Successor period from August 15, 2001 through September 29, 2001, $1.2 million for the Predecessor period from July 1, 2001 through August 14, 2001 and $5.0 million for the Predecessor period from December 31, 2000 through August 14, 2001 have been reclassified to conform with the current periods' presentation.  These reclassifications did not impact net income (loss).

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, will be effective for fiscal 2003.  We are currently evaluating the impact of this statement to determine whether we need to reclassify a $6.2 million extraordinary item that we recorded in connection with the Acquisition.  However, this reclassification will not impact our reported net loss.

        In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 will be required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

        Our operating results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates.  At September 28, 2002, outstanding debt aggregated $297.9 million, of which $124.1 million bore interest at a variable rate.  An increase of 1% in the applicable rate would increase our annual interest cost by $1,241,000 and could have an adverse effect on our net income and cash flow.  Pursuant to the provisions of our senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt.  The cap rate is 7.0% and the arrangement expires on December 7, 2004.

ITEM 4.      DISCLOSURE CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in connection with our filing of this quarterly report on Form 10-Q for the period ended September 28, 2002.

        There were no significant changes in our internal controls or in any other factors which could significantly affect those controls, subsequent to the date of our most recent evaluation of our internal controls, including any corrective actions with regard to any significant deficiencies or material weakness.

PART II—OTHER INFORMATION:

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

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:   None

(b) Reports on Form 8-K

On August 23, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission (“SEC”).  Under Item 5 of the report, we announced that Holdings had filed a registration statement with the SEC to register an initial public offering of up to $100.0 million of Holdings’ common stock.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAM CARTER COMPANY

Date: November 12, 2002	/s/ FREDERICK J. ROWAN, II

Frederick J. Rowan, II

Chief Executive Officer

Date: November 12, 2002	/s/ MICHAEL D. CASEY

Michael D. Casey

Chief Financial Officer

CERTIFICATION

I, Frederick J. Rowan, II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The William Carter Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ FREDERICK J. ROWAN, II

Frederick J. Rowan, II

Chief Executive Officer

CERTIFICATION

I, Michael D. Casey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The William Carter Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ MICHAEL D. CASEY

Michael D. Casey

Chief Financial Officer

CERTIFICATION

        Each of the undersigned in the capacity indicated hereby certifies that, to his knowledge, this Report on Form 10-Q for the quarter ended September 28, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of The William Carter Company.

Date: November 12, 2002	/s/ FREDERICK J. ROWAN, II

Frederick J. Rowan, II
Chief Executive Officer

Date: November 12, 2002	/s/ MICHAEL D. CASEY

Michael D. Casey

Chief Financial Officer