Form 10-K
period 2002-12-28
CARTER WILLIAM CO /GA/
filed 2003-03-27
CIK 795363

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 28, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number:
333-22155

THE WILLIAM CARTER COMPANY
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-1156680 (IRS Employer Identification No.)
The Proscenium 1170 Peachtree Street NE, Suite 900 Atlanta, Georgia 30309 (Address of principal executive offices, including zip code)
(404) 745-2700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of voting and non-voting common equity held by non-affiliates is $0.00.

        DOCUMENTS INCORPORATED BY REFERENCE

        The registrant has not incorporated any documents by reference into this filing.

PART I

ITEM 1.    BUSINESS

GENERAL

        The William Carter Company ("Carter's," "we," "our," and "us") is the largest branded marketer of baby apparel and a leading marketer of young children's apparel in the United States. Over our 138 years of operation, Carter's has become one of the most highly recognized and most trusted brand names in the children's apparel industry. We focus on marketing high-volume, core products, such as bodysuits, pajamas, and blanket sleepers that are insulated from changes in fashion trends and generate consistent demand from season to season. We sell our products under the Carter's, Carter's Classics, and Tykes brand names to more than 8,700 department, national chain, specialty, and discount stores, representing over 400 customers, as well as through our 156 retail stores, which are primarily located in outlet centers. Our wholesale channel represented 56% of our total sales, and our retail channel represented 44% for the fiscal year ended December 28, 2002. In the department, national chain, outlet, and specialty store distribution channels, we are the leading provider of layette and sleepwear for babies and young children. Our market share in fiscal 2002 in the department, national chain, outlet, and specialty store distribution channels was approximately 34% for layette and approximately 36% for baby and young children's sleepwear based on retail sales. Our market share in these channels was more than four times that of our nearest branded competitor for layette and three times that of our nearest branded competitor for baby and young children's sleepwear. Our top wholesale customers include Kohl's, Kids "R" Us, JCPenney, Federated, May Company, Sears, and Mervyn's. Our market share data is based on information provided by the NPD Group, Inc. In past years, NPD Group, Inc. has improved the way it collects its data, and, therefore, while the market data is not directly comparable to market data we have reported for prior years, it is more representative of consumer behavior.

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

PRODUCTS AND MARKETS

        We design, source, manufacture, and market a broad array of baby and young children's apparel. We have four cross-functional product teams focused on baby, sleepwear, playclothes, and our discount brands. These teams are skilled in identifying and developing high-volume, core products. Each team follows a disciplined approach to fabric use, color rationalization, and productivity and is supported by a dedicated art department, state-of-the-art design systems, and a fully integrated product development and sourcing group. We also license our brand names to other companies to create a complete collection of coordinating products, such as bedding, strollers, hosiery, shoes, room décor, and toys.

Baby

        We are the leading brand in layette. In fiscal 2002, we generated $217.3 million in net sales of these products, representing 37% of total net sales. In fiscal 2002, in the department, national chain, outlet, and specialty store distribution channels, our aggregate market shares based on retail sales were approximately 34% for layette, which represents greater than four times the market share of the next largest brand. We sell a complete range of layette products for newborns, primarily made of cotton. Our layette products include bodysuits, undershirts, sleepers, towels, washcloths, receiving blankets, layette gowns, bibs, caps, and booties. We attribute our leading market position in this product category to our brand strength, distinctive print designs, unique embroideries, reputation for quality, and ability to manage our dedicated floor space. Carter's Starters and Just One Year are marketing programs through which we tier the prices and offerings within our baby products. Carter's Starters is targeted toward mothers who are purchasing for themselves and who are stocking up on the basics. Many of these products are packaged and sold in multiples. Just One Year is geared toward first-time mothers and gift-givers. It includes a fully coordinated range of products, a more traditional art style and color palette, and better fabrics with more expensive embroideries and appliqués. These products are sold hanging and not multi-packed. Limited Editions is a smaller collection of coordinated products geared toward gift-givers. They are higher priced and use more expensive materials.

Sleepwear

        Our sleepwear products include pajamas, cotton long underwear, and blanket sleepers in sizes 12 months to 14. In fiscal 2002, we generated $149.3 million in sales of these products, or 26% of our total net sales. We are the leading supplier of sleepwear for babies and young children within the department, national chain, outlet, and specialty store distribution channels in the United States. In fiscal 2002, our aggregate market share was approximately 36%, which represents greater than three times the market share of the next largest branded competitor. As in layette, we try to differentiate our sleepwear products from the competition by offering high-volume, core products with creative artwork in consumer-tested prints and embroideries. We believe our sleepwear product line features more functional and higher quality products than those of our competitors.

Playclothes

        Our playclothes products include knit and woven cotton apparel for everyday use in sizes 3 months to 7. In fiscal 2002, we generated $155.0 million in sales of these products, or 27% of total net sales. The market for baby and young children's playclothes in fiscal 2002 was $12.8 billion, five times the size of the layette and sleepwear markets combined. The baby and young children's playclothes market is highly fragmented, with no one branded competitor having more than a 11% share of the market in 2002. We continue to focus on strengthening our playclothes products by developing a base of high-volume, core products that utilize original print designs and innovative artistic applications. We believe this product focus, in addition to our high brand name awareness, strong wholesale customer relationships, and expanded sourcing capabilities, is increasing our playclothes sales.

Other Products

        The remainder of our product offering includes bedding, outerwear, shoes, socks, diaper bags, gift sets, toys, room décor, and hair accessories. In fiscal 2002, we generated $57.9 million in sales of these products through our retail stores.

LICENSED PRODUCTS

        We extend our consumer reach by licensing our brands to 18 marketers of related products. These licensing partners develop and sell products through our multiple distribution channels while leveraging our brand strength, customer relationships, and artwork. Our license agreements require strict adherence to our quality and compliance standards and to a multi-step product approval process. We are very involved with each of our license partners in developing the products and ensuring they fit within our vision of high-quality products at reasonable prices. Our licensed product categories provide our customers and consumers with a range of Carter's, Carter's Classics, and Tykes products that complement our core baby and young children's apparel. In fiscal 2002, our licensees generated wholesale net sales of $113.8 million on which we earned $8.4 million in royalty income on licensed products.

        Since 1998, we have entered into three agreements as part of our Limited Editions program, which utilizes partnerships with outside artists to further differentiate our brand. In each case, we have an exclusive license agreement with an artist and sublicense the art and concepts to our licensee partners. In 1998, we entered into an agreement for the rights to John Lennon's Real Love artwork. From 1999 through 2002, we were in an agreement with Emu Namae, a Japanese artist. In 2002, we entered into an agreement with Eric Carle, a leading children's book author and illustrator, for products which began shipping in November 2002.

PRODUCT DESIGN AND DEVELOPMENT

        Our product strategy is built on developing and marketing high-volume core products that are differentiated by creative art and application. We design our products with simple and cost-effective construction. A high percentage of the products continue from season to season with the same fabric and construction, and are varied only through color and the artistic application of embroideries, colors, and/or prints. This disciplined approach to product design is meant to reduce risk and large seasonal fluctuations. We have a research process for testing and introducing products. Artwork, color, and product silhouettes are previewed with consumer panels, key wholesale accounts, and an internal creative committee.

MULTIPLE DISTRIBUTION CHANNELS

        We have expanded our consumer reach through both our wholesale accounts and our retail stores. We sell our products to some of the top retailers in the country and through our own retail outlet stores. In fiscal 2002, sales through the wholesale channel, including discount store channel net sales, accounted for 56% of our total sales, while sales through our retail stores accounted for 44% of total sales. In 2002, Kohl's accounted for approximately 10.1% of our consolidated net sales while no other wholesale customer accounted for more than 10.0% of our consolidated net sales.

WHOLESALE CHANNEL

        Our top wholesale customers are leading children's retailers in the United States: Kohl's, Kids "R" Us, JCPenney, Federated, May Company, Sears, and Mervyn's. We sell our products in the United States through a network of approximately 30 sales professionals. Our sales professionals work with their department or specialty store accounts to establish annual plans for our layette and baby apparel products within the Carter's line. Once we establish an annual plan with an account, we place the account on our semi-monthly automatic reorder plan. Automatic reorder allows us to plan our sourcing requirements and benefits both us and our wholesale customers by maximizing our customers' in-stock positions, thereby improving sales and profitability. Our sleepwear and playclothes products are planned and ordered seasonally. There are two seasons for product introductions, spring and fall.

RETAIL CHANNEL

        We currently operate 156 retail stores in 39 states, of which 145 are in outlet centers and eleven are in strip centers. These stores carry a complete assortment of first-quality baby and young children's apparel, accessories, and gift items. Our stores average approximately 5,000 square feet per location and are distinguished by a consumer-friendly shopping environment. We believe our clearly communicated pricing strategy, coupled with a broad assortment of core products, has made our stores a destination location within many outlet centers.

        We have established a disciplined real estate selection process whereby we fully assess all new locations based on demographic factors, retail adjacencies, and population density. We believe that we are located in many of the best outlet centers in the United States and have also opened outlet-format stores in high traffic strip center locations.

        Business segment financial information for the wholesale and retail segments is contained in ITEM 8 "Financial Statements and Supplementary Data," Note 16—"Segment Information" to the Consolidated Financial Statements.

DISCOUNT CHANNEL

        In the fourth quarter of 2000, we entered the discount store channel by launching the Tykes brand in all Target stores nationwide. We believe this represents a tremendous opportunity, as the United States discount store channel has grown at 8% annually over the past four years for baby and young children's apparel, and Target has grown sales at 19% over the same period. The Tykes product line includes layette, sleepwear, and baby playclothes along with a range of licensed products, such as hosiery, bedding, toys, and room décor products. With an average store presentation of 26 linear feet along with two floor fixtures and our in-store signage program, we have established a strong brand presence in Target stores. In fiscal 2002, we generated $23.8 million in baby and young children's apparel sales of the Tykes brand to Target. Licensees of the Tykes brand generated an additional $20.7 million in licensed product sales to Target, from which we earned $1.6 million in royalty income.

        We plan to launch our Child of Mine brand at substantially all Wal-Mart stores in the United States in June 2003. This comprehensive lifestyle brand includes layette and sleepwear products along with a full range of licensed products. Such licensed products include bedding, hosiery, toy, gift, and room décor products.

MARKETING

        Our strategy has been to drive our brand image as the leader in baby apparel and to consistently provide quality products at a great value to consumers. To this end, we employ a disciplined marketing strategy, which identifies and focuses on core products. The market strategy focuses on brand and product presentation at the consumer point-of-purchase. We also strive to provide our wholesale customers with consistent, premium service, including delivering and replenishing products on time to fulfill customer and consumer needs.

        We believe that we have strengthened our brand image with the consumer with our marketing focus on differentiating products through color and creative artwork. We also attempt to differentiate our products through fixturing, store-in-store shops, and advertising with wholesale customers. We believe that frequent meetings between our executives and senior representatives from our key wholesale customers help maintain strong account relationships and further strengthen our brand's image in the marketplace.

PRODUCT SOURCING

        We continue to expand our global supply chain capabilities. We source the majority of our products through contractual arrangements with various agents and vendors throughout the world. We also operate two sewing facilities in Costa Rica and two sewing facilities in Mexico.

        We have made investments in people who have significant experience in sourcing products from the Far East, including establishing and monitoring relationships with our network of agents and vendors. We believe that our sourcing arrangements are sufficient to meet our current and planned operating requirements and that significant additional opportunities exist to further optimize our supply chain such as reducing product costs, cycle times, and inventories. We will attempt to realize these reductions through investments in advanced information systems, the expansion of global sourcing relationships, reductions in stock-keeping units and product complexity, and our continued focus on core product offerings.

DEMOGRAPHIC TRENDS

        Demographic trends support strong and growing baby and young children's apparel markets and generate a more consistent demand for our products than other apparel markets. Highlights of these trends include:

  •
  a strong birth rate;

  •
  more money being spent on babies than ever before;

  •
  40% of all births are first children; and

  •
  grandparents are a growing and more affluent market.

        In 2000 (the most current year in which data is supplied by National Center for Health Statistics), 4.1 million births were reported and demographers project a progressive increase in births over the next 20 years that will ultimately surpass the original baby boom. Today's mother is more likely to be working outside the home and has more income to spend on her childrens' apparel. In addition, the high percentage of first children births require higher spending levels.

COMPETITION

        The baby and young children's apparel markets are highly competitive. Competing successfully in the baby and young children's apparel industry is based upon several factors, including product quality, brand name recognition and trust, price, selection, service, and convenience. Both branded and private label manufacturers compete in the baby and young children's markets. Our primary competitors include GAP, Gerber, Oshkosh B'Gosh, and Disney-licensed products. Some retailers, including several that are our customers, have significant private label product offerings in playclothes that compete with us. Because of the highly fragmented nature of the industry, we also compete with many other manufacturers and retailers. We believe that our combination of brand strength, customer relationships, product leadership, and operational and sourcing expertise provide a competitive advantage.

ENVIRONMENTAL MATTERS

        We are subject to various federal, state, and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties, and costs. Generally, compliance with environmental laws has not had a material impact on our results of operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on our results of operations.

TRADEMARKS, COPYRIGHTS, AND LICENSES

        We own many trademarks and tradenames, including Carter's®, Carter's® Classics, Carter's® Starters, Celebrating Childhood™, Celebrating Imagination®, Child of Mine®, Jiffon®, Just One Year™, and Nevabind® as well as copyrights, many of which are registered in the United States and in 60 foreign countries. Under an agreement with The Little Tikes Company, we have licensed the right to use and sublicense the Tykes trademark for use on our products sold at Target stores and our retail stores. Our rights to use this trademark on apparel products on a royalty-free basis will expire on December 31, 2003. After 2003, we may continue to sell apparel using the Tykes brand, although these sales are subject to an agreement with The Little Tikes Company, which requires us to pay royalties to them. Our rights to use this trademark on toys and other products is also subject to an agreement with The Little Tikes Company, which requires us to pay them royalties and expires on December 31, 2003. We are currently evaluating alternative brand names to market toys and other products subsequent to December 31, 2003.

        We license the Carter's and Carter's Classics names, and sublicense the Tykes name along with many of our trademarks and tradenames to third-party manufacturers to produce and distribute children's apparel and related products such as diaper bags, lamps, socks, strollers, hair accessories, outerwear, underwear, bedding, toys, and shoes. We license the rights to John Lennon's Real Love artwork collection and the artwork of Eric Carle under agreements, which expire December 31, 2003 and December 31, 2005. We have the right to exercise renewal options for the John Lennon and Eric Carle artwork if we reach minimum sales targets.

EMPLOYEES

        As of December 28, 2002, we had 5,772 employees, 1,887 of whom were employed on a full-time basis in our domestic operations, 968 of whom were employed on a part-time basis in our domestic operations, and 2,917 of whom were employed on a full-time basis in our offshore operations. None of our employees are unionized. We have had no labor-related work stoppages and believe that our labor relations are good.

RISKS RELATING TO OUR BUSINESS

The loss of one or more of our key customers could result in a material loss of revenues.

        In 2002, we derived approximately 43% of our total net sales from our top eight customers. We expect that these customers will continue to represent a significant portion of our sales in the future. A significant decrease in business from one or more of these customers could have a material adverse effect on our revenue and results of operations. We do not enter into formal sales contracts with our wholesale customers, relying instead on long-standing relationships with these customers. As a result, we face the risk that one or more of our key customers may terminate its or their relationship with us. Without contracts establishing volume commitments from our customers, there is also a risk that we will be inaccurate in our forecasting and planning for production requirements.

Retail trends could result in increased downward pressure on our prices.

        With the growing trend toward retail trade consolidation, we increasingly depend upon a reduced number of key retailers whose bargaining strength is growing. We may be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, scan-based trading, and other conditions. Further consolidations in the retail industry could result in price and other competition that could damage our business.

Our dependence on foreign supply sources may result in disruptions to our operations in the event of political instability or new foreign regulations. We currently source substantially all of our sewing, embroidery, and cutting, and a substantial portion of our fabric production through our offshore facilities and other offshore production arrangements.

        We source a substantial portion of our offshore production through a network of various vendors in the Far East, coordinated by Far East agents. The loss of one or more of our Far East vendors or agents could have a material effect on our supply chain. We expect to source more of our fabric production offshore over time. We may be adversely affected by:

  •
  political instability resulting in the disruption of trade from foreign countries in which our manufacturing facilities are located; and

  •
  the imposition of new regulations relating to imports, duties, taxes, and other charges on imports.

        These and other events beyond our control could interrupt production in offshore facilities or delay receipt of the products in the United States, which may have a material adverse effect on our financial condition and results of operations.

Our business and reputation may be adversely affected if our brand is associated with negative publicity.

        While our staff and third-party compliance auditors periodically visit and monitor the operations of our vendors, independent manufacturers, and licensees, we do not control these vendors and independent manufacturers or their labor practices. A violation of our vendor policies, labor laws, or other laws by these vendors or independent manufacturers could interrupt or otherwise disrupt our sourcing or damage our brand image. As a result, negative publicity regarding our company, brand, or products, including licensed products, could adversely affect our reputation and sales.

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

        The baby and young children's apparel markets are highly competitive. Both branded and private label manufacturers compete in the baby and young children's apparel markets. Our primary competitors include GAP, Gerber, Oshkosh B'Gosh, and Disney-licensed products. Some retailers, including several that are our customers, have significant private label product offerings in playclothes that compete with us. Because of the fragmented nature of the industry, we also compete with many other manufacturers and retailers. Some of our competitors have greater financial resources and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to:

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

        At December 28, 2002, we had total debt of approximately $297.6 million (consisting of $173.9 million of senior subordinated notes, net of unamortized discount of $1.1 million, and $123.7 million of secured borrowings under our senior credit facility) and common stockholder's equity of approximately $178.7 million. In addition, we are permitted to incur substantial additional indebtedness in the future.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements, or to carry out other aspects of our business plan;

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

        In addition, the senior credit facility contains financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

The current and future economic downturns may adversely affect our sales.

        A continued downturn in the economy may affect consumer purchases of discretionary items, which could adversely affect our sales. Our success depends on the sustained demand for our products and consumer confidence. Consumer purchases of discretionary items, such as many of our products, tend to decline during recessionary periods when disposable income is lower. These downturns have been characterized by diminished product demand and subsequent accelerated decline in average selling prices. A general slowdown in the economies in which we sell our products or even an uncertain economic outlook could adversely affect consumer spending on our products and, in turn, our sales and results of operations. Since the third quarter of 2000, the United States economy has shown signs of a downturn. If this general economic slowdown continues, it may adversely impact our future business and operating results.

Governmental regulations and environmental risks applicable to our business may require us to take actions which limit our business and increase our costs.

        Our business is subject to federal, state, provincial, local, and foreign laws and regulations, including regulations with respect to air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. Complying with existing or future laws or regulations may materially limit our business and increase our costs.

Seasonal fluctuations in the children's apparel market may have an adverse impact on our business.

        We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. We believe that the seasonality of sales and profitability is a factor that affects the baby and young children's apparel industry generally and is primarily due to retailers' emphasis on price reductions in the first quarter, promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product lines, and "back-to-school" and holiday shopping patterns. Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

ITEM 2.    PROPERTIES

        We operate 156 leased retail stores located primarily in outlet centers across the United States, having an average size of approximately 5,000 square feet. Generally, leases have an average term of approximately five years with additional five-year renewal options. Domestically, we own three distribution facilities, two in Georgia and one in Pennsylvania. We also own a manufacturing facility as well as two office buildings in Georgia. We lease office space in four buildings, two in Georgia, one in Connecticut, and one in New York. In February 2001, we entered into a ten-year lease agreement for our corporate office in Atlanta, Georgia. In January 2003, we entered into a seven-year lease agreement, with a cancellation option after four years, for a new distribution facility in Stockbridge, Georgia. Internationally, we lease two sewing facilities in Costa Rica and two in Mexico.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we have been involved in various legal proceedings. We believe that all of such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation will have a material adverse effect on our financial condition or results of operations.

        During 2002, a lawsuit was filed against us in which the plaintiff is claiming damages of approximately $830,000 related to an alleged oral guarantee of money owed to it by a third-party vendor. We have not provided for this exposure as we believe that this claim is without merit and we intend to vigorously defend this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any class of our capital stock. All of our issued and outstanding capital stock is owned by Holdings.

        Our parent company, Holdings, and all of its stockholders entered into a stock purchase agreement on July 12, 2001 with a special purpose entity formed by Berkshire Partners LLC ("Berkshire Partners"), its affiliates and associated investors to sell substantially all of the stock of Holdings (the "Acquisition"). The Acquisition closed on August 15, 2001.

        We paid dividends on our common stock held by our parent, Holdings, in the amount of approximately $70,000 in the Predecessor fiscal year ended December 30, 2000 and $60,000 during the period from December 31, 2000 through August 14, 2001. Proceeds from the dividends were used by Holdings to repurchase shares of Holdings stock owned by certain of our former employees. In addition, during the Predecessor fiscal year ended December 30, 2000 and the Predecessor period from December 31, 2000 through August 14, 2001, Holdings made $60,000 in capital contributions to us in connection with the issuance of shares of Holdings stock to certain of our employees. During fiscal 2002, Holdings made $1.0 million in cash contributions to us in connection with the issuance of shares of Holdings stock to two of our directors. On August 15, 2001, we paid a dividend of approximately $128.6 million to Holdings. Holdings used these funds to repay debt and partially fund other payments in connection with the Acquisition, including payment to selling stockholders and option holders. Other than as described above, we have paid no dividends in fiscal years 2002, 2001, and 2000 on our common stock. We intend to retain all of our future earnings to finance our operations and do not anticipate paying cash dividends to common equity stockholders in the foreseeable future. Any decision made by our Board of Directors to declare dividends in the future will depend upon our future earnings, capital requirements, financial condition, and other factors deemed relevant. In addition, certain agreements to which we are a party restrict our ability to pay dividends on common equity (see Note 5 to the Consolidated Financial Statements).

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial and other data as of and for the five fiscal years ended December 28, 2002 (fiscal 2002). As a result of certain adjustments made in connection with the Acquisition, the results of operations for fiscal 2002 and the period from August 15, 2001 through December 29, 2001 (the "Successor" periods) are not comparable to prior periods. The selected financial data for the five fiscal years ended December 28, 2002 were derived from our Audited Consolidated Financial Statements. Our fiscal year ends on the Saturday in December or January nearest to the last day of December.

        The following table should be read in conjunction with ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and ITEM 8 "Financial Statements and Supplementary Data."

	Successor (a)		Predecessor
		For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
				Fiscal Years
	Fiscal Year 2002
				2000	1999	1998
	(dollars in thousands)
OPERATING DATA:
Wholesale sales	$325,796	$127,689	$155,639	$248,095	$223,612	$230,788
Retail sales	253,751	108,091	127,088	215,280	183,312	171,696

Total net sales	579,547	235,780	282,727	463,375	406,924	402,484
Cost of goods sold	352,151	149,352	182,863	293,340	271,844	256,482

Gross profit	227,396	86,428	99,864	170,035	135,080	146,002
Selling, general, and administrative expenses	174,110	57,987	88,895	135,322	117,334	121,090
Acquisition-related non-recurring charges (b)	—	—	11,289	—	—	—
Writedown of long-lived assets (c)	150	—	3,156	—	7,124	—
Non-recurring charges-plant closure costs (d)	—	(268)	1,116	—	—	—
Non-recurring charges-other (e)	923	—	—	—	—	—
Royalty income	(8,352)	(2,624)	(4,993)	(5,808)	(4,233)	(2,510)

Operating income	60,565	31,333	401	40,521	14,855	27,422
Interest income	(347)	(207)	(73)	(303)	—	—
Interest expense	28,648	11,307	10,133	16,294	17,748	18,525

Income (loss) before income taxes, extraordinary item, and cumulative effect of change in accounting principle	32,264	20,233	(9,659)	24,530	(2,893)	8,897
Provision for (benefit from) income taxes	13,011	7,395	(1,404)	9,731	(869)	3,616

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	19,253	12,838	(8,255)	14,799	(2,024)	5,281
Extraordinary item, net of tax benefit of $4,115 (f)	—	—	6,173	—	—	—
Cumulative effect of change in accounting principle, net of income tax benefit of $217 (g)	—	—	—	354	—	—

Net income (loss)	$19,253	$12,838	$(14,428)	$14,445	$(2,024)	$5,281

Net (loss) income available to common stockholder			$(16,099)	$11,792	$(4,677)	$2,628

Pro forma net income (loss) assuming accounting change is applied retroactively	$19,253	$12,838	$(14,428)	$14,799	$(1,608)	$5,119

BALANCE SHEET DATA (end of period):
Working capital (h)	$130,462	$110,525		$84,336	$81,508	$99,480
Total assets	643,349	604,162		325,988	313,133	349,228
Total debt, including current maturities	297,622	298,742		141,400	142,300	167,600
Redeemable preferred stock (i)	—	—		19,116	18,902	18,682
Common stockholder's equity	178,736	157,715		65,397	53,615	58,739
CASH FLOW DATA:
Net cash provided by operating activities	$27,304	$32,656	$1,375	$26,637	$38,891	$9,497
Net cash used in investing activities	(15,554)	(13,223)	(9,266)	(19,217)	(12,362)	(17,960)
Net cash (used in) provided by financing activities	(880)	4,735	4,718	(7,138)	(27,100)	8,190
OTHER DATA:
Adjusted EBITDA (j)	$80,331	$37,983	$28,207	$58,041	$38,834	$43,021
Gross margin	39.2%	36.7%	35.3%	36.7%	33.2%	36.3%
Depreciation and amortization	$18,693	$6,918	$12,245	$17,520	$16,855	$15,599
Capital expenditures	18,009	9,556	9,480	17,179	12,726	17,991

See Notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

        (a) As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. In addition, we entered into new financing arrangements and changed our capital structure in connection with the Acquisition. At the time of the Acquisition, we also adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which affect the amortization of goodwill and other intangibles. Accordingly, the results of operations for the Successor period from August 15, 2001 through December 29, 2001, and the Successor fiscal year 2002 are not comparable to prior periods.

        (b) The Acquisition-related non-recurring charges for the Predecessor period from December 31, 2000 through August 14, 2001 reflect $4.5 million in management bonuses and $6.8 million in other seller expenses.

        (c) The writedown of long-lived assets for the Predecessor 1999 fiscal year represents a $6.9 million writedown in the carrying value of our textile facility assets, for which the operations were closed in December 1999, and a loss of approximately $200,000 on property, plant, and equipment related to the closures of three domestic sewing facilities. The $3.2 million writedown of long-lived assets for the Predecessor period from December 31, 2000 through August 14, 2001 relates to the closure of two domestic manufacturing facilities in that period. The $150,000 writedown in fiscal 2002 relates to a further reduction in the carrying value of our land and building held for sale located in Barnesville, Georgia.

        (d) The $1.1 million plant closure non-recurring charge for the Predecessor period from December 31, 2000 through August 14, 2001 relates to closure costs associated with the two domestic manufacturing facilities closed in that period.

        (e) The other non-recurring charges in fiscal 2002 reflect the write-off of $923,000 of previously deferred costs associated with the filing of a registration statement on Form S-1 in August 2002, to register an initial public offering of Holdings common stock.

        (f) The extraordinary item for the Predecessor period December 31, 2000 through August 14, 2001 reflects the write-off of debt issuance costs of approximately $3.3 million, net of a tax benefit of approximately $1.3 million, and a debt prepayment penalty of approximately $7.0 million, net of tax benefit of approximately $2.8 million.

        (g) In fiscal 2000, we recorded the cumulative effect of a change in accounting principle in order to comply with guidance provided by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

        (h) Represents total current assets less total current liabilities.

        (i) We issued $20.0 million of redeemable preferred stock in connection with the 1996 Investcorp acquisition of Holdings, net of $2.2 million of fees associated with its issuance. This preferred stock was cancelled as part of the Acquisition as described in (a) above.

        (j) As defined for presentation in the selected financial data table, Adjusted EBITDA represents earnings before interest, income tax expense, depreciation, and amortization and also excludes the items referred to in notes (b), (c), (d), and (e) above. Included in Adjusted EBITDA for the Successor period from August 15, 2001 through December 29, 2001, is a $4.5 million charge related to the amortization of the step-up in the inventory valuation as of the Acquisition. Included in Adjusted EBITDA for the Predecessor period from December 31, 2000 through August 14, 2001, are $1.3 million of costs incurred in connection with activities leading up to the Acquisition. Adjusted EBITDA, as defined above, is presented as it is a basis used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties, in evaluating performance of companies in our industry. We believe Adjusted EBITDA is an accepted indicator of our ability to incur and service debt obligations and make capital expenditures. Adjusted EBITDA is a financial measurement used in the covenants of our current credit agreement as more fully described in Note 5 to the consolidated financial statements. We have also used Adjusted EBITDA to determine a fair market value per share of Holdings common stock for purposes of pricing our stock option grants. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as an indicator of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles. See the "Consolidated Statements of Cash Flows" included in our financial statements.

        Our definition and calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

        The following table provides a reconciliation of operating income to Adjusted EBITDA for all periods presented ($000):

	Successor		Predecessor
		Period from August 15, 2001 through December 29, 2001	Period from December 31, 2000 through August 14, 2001
				Fiscal Years
	Fiscal Year 2002
				2000	1999	1998
Operating income	$60,565	$31,333	$401	$40,521	$14,855	$27,422
Adjustments:
Acquisition-related non-recurring charges (b)	—	—	11,289	—	—	—
Writedown of long-lived assets (c)	150	—	3,156	—	7,124	—
Non-recurring charges-plant closure costs (d)	—	(268)	1,116	—	—	—
Non-recurring charges-other (e)	923	—	—	—	—	—
Depreciation and amortization	18,693	6,918	12,245	17,520	16,855	15,599

Adjusted EBITDA	$80,331	$37,983	$28,207	$58,041	$38,834	$43,021

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our consolidated historical financial statements and notes included elsewhere in this annual report. Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. For information about risks and exposures relating to our business and our company, you should read the section entitled "Risk Factors" in Item 1 of this annual report. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the "Risk Factors" section. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this annual report.

OVERVIEW

        We are the largest branded marketer of baby apparel and a leading marketer of young children's apparel. We sell our products to over 400 department, specialty, and discount store customers, which together accounted for 56% of our sales during fiscal 2002. We also sell our products through our 156 retail stores, which accounted for 44% of our sales during fiscal 2002.

        Our consolidated net sales have increased from $402.5 million in 1998 to $579.5 million in 2002. This represents a compound annual growth rate of 9.5%. During this period, wholesale net sales have increased at a compound annual growth rate of 9.0%, from $230.8 million to $325.8 million, and retail net sales increased at a compound annual growth rate of 10.3% from $171.7 million to $253.8 million. We believe the increase in wholesale net sales resulted primarily from our focus on improving the value of high-volume core products and the strength of the Carter's brand in the market place relative to our branded and private label competitors. The increase in retail net sales resulted from new store openings and net sales increases at comparable stores, which are stores open more than 12 months.

        Our growth in recent years has been driven by strong product performance made possible through our global sourcing strategy. We have expanded our global sourcing capabilities by investing in people who have skills in sourcing products, particularly from the Far East, including familiarity with Far East logistics and foreign supply sources, and the knowledge of and ability to evaluate vendors. Since launching our global sourcing initiative, we have experienced significant improvement in product quality, lower product costs, and improvement in product margins. Our global sourcing capabilities have also provided us with the opportunity to more competitively price our products and increase market share.

        Our expanded sourcing capabilities have also enabled us to enter the discount store channel. In December 2000, we successfully launched the Tykes brand at all Target stores. Additionally, we plan to begin shipping our Child of Mine brand to substantially all Wal-Mart stores in the United States in June 2003.

        Our parent company, Holdings, and all of its stockholders entered into a stock purchase agreement on July 12, 2001 with a special purpose entity formed by Berkshire Partners LLC ("Berkshire Partners"), its affiliates and associated investors to sell substantially all of the stock of Holdings (the "Acquisition"). The Acquisition closed on August 15, 2001. In connection with the Acquisition, we issued $175.0 million of notes under a new senior subordinated loan facility and entered into an agreement for a new senior credit facility, including $125.0 million of new term loan borrowings and capacity to borrow up to $60.0 million under a revolving credit facility. In addition, Berkshire Partners and the other buyers made capital investments of $145.5 million in Holdings, including an $18.3 million rollover of equity by our management. The Acquisition was accounted for as a purchase and has been reflected in our financial statements using pushdown accounting (see Note 1 to the Consolidated Financial Statements).

        As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of August 15, 2001. The seven and one-half month period prior to the Acquisition includes certain Acquisition-related non-recurring charges, principally sellers' expenses, such as management bonuses and professional fees, an extraordinary charge for debt prepayment penalties, and the write-off of deferred debt issuance costs on debt retired as a result of the Acquisition and refinancing. The Predecessor periods include amortization expense on our tradename and goodwill. The Successor periods reflect increased interest expense, the amortization of licensing agreements, and cessation of amortization on our tradename and goodwill due to the adoption of SFAS 141 and SFAS 142. Accordingly, the results of operations for the Predecessor and Successor periods are not comparable.

        For discussion purposes only, our 2001 results discussed below represent the mathematical addition of the historical results for the Predecessor period from December 31, 2000 through August 14, 2001 and the Successor period from August 15, 2001 through December 29, 2001. While this approach is not consistent with generally accepted accounting principles, due to the new basis of accounting established at the Acquisition date, management believes it is the most meaningful way to comment on the results of operations.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percent of net sales and (ii) the number of retail stores open at the end of each period:

	Fiscal Years
	2002	2001	2000
Statements of Operations:
Wholesale sales	56.2%	54.6%	53.5%
Retail sales	43.8	45.4	46.5

Net sales	100.0	100.0	100.0
Cost of goods sold	60.8	64.1	63.3

Gross profit	39.2	35.9	36.7
Selling, general, and administrative expenses	29.9	28.3	29.2
Non-recurring charges	0.2	3.0	—
Royalty income	(1.4)	(1.5)	(1.2)

Operating income	10.5	6.1	8.7
Interest expense, net	4.9	4.1	3.4

Income before income taxes, extraordinary item, and cumulative effect of change in accounting principle	5.6	2.0	5.3
Provision for income taxes	2.3	1.1	2.1

Income before extraordinary item and cumulative effect of change in accounting principle	3.3%	0.9%	3.2%

Number of retail stores at end of period	156	151	147

FISCAL YEAR ENDED DECEMBER 28, 2002 COMPARED WITH FISCAL YEAR ENDED DECEMBER 29, 2001

        NET SALES.    Consolidated net sales for fiscal 2002 were $579.5 million, an increase of $61.0 million, or 11.8%, compared to $518.5 million in fiscal 2001. This continued revenue growth and strong product performance was driven by our focus on core products, expansion of our global sourcing capabilities, effective merchandising strategies, investments in point of sale fixturing, and the strength of our Carter's brand.

        Total wholesale sales increased $42.5 million, or 15.0%, to $325.8 million in fiscal 2002 from $283.3 million in fiscal 2001. In fiscal 2002, wholesale net sales, excluding discount store channel and off-price sales, increased $35.1 million, or 14.0%, to $285.5 million from $250.5 million in fiscal 2001. The increase in wholesale sales during fiscal 2002 reflects the growth of our baby and playclothes product lines due to our focus on improving the value of our core products. This increase was offset by lower demand for our sleepwear product line.

        Our discount store channel sales, which increased $3.4 million, or 16.5%, to $23.8 million in fiscal 2002 compared to $20.4 million in fiscal 2001 also contributed to the increase in our total wholesale sales. This revenue growth came primarily from our sleepwear product line, and was due, in part, to strong product performance and increased sales from additional floor space gained in existing stores and through the opening of new Target stores.

        Retail store sales increased $18.6 million, or 7.9%, in fiscal 2002 to $253.8 million from $235.2 million in fiscal 2001. The increase in sales for the year resulted primarily from increased growth in all of our major product markets. Comparable store sales in our retail channel increased 4.4% in fiscal 2002, based on 142 locations, and increased 6.5% in fiscal 2001, based on 138 locations. In addition, sales increased due to incremental revenues generated from ten new stores added during fiscal 2002. Five stores were closed during fiscal 2002, and during fiscal 2001 we opened nine stores and closed five stores.

        GROSS PROFIT.    In fiscal 2002, gross profit increased $41.1 million, or 22.1%, to $227.4 million compared to $186.3 million in fiscal 2001 due to the increased sales and improved gross margin compared to fiscal 2001. Gross profit as a percentage of net sales in fiscal 2002 increased to 39.2% compared to 35.9% in fiscal 2001. This increase in gross margin reflects the continued expansion of our global sourcing strategy, which has enabled us to source better quality products with improved fabric and garment construction at lower costs. These improvements in gross margin also include the impact of a $4.5 million charge recorded in fiscal 2001 related to the amortization of the step-up in the inventory valuation at Acquisition. Excluding this Acquisition adjustment, gross profit as a percentage of net sales would have been 36.8% in fiscal 2001. Gross margin in 2001 also included certain plant closure costs and lower margins on excess inventory dispositions.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    In fiscal 2002, selling, general, and administrative expenses increased $27.2 million, or 18.5%, to $174.1 million from $146.9 million in fiscal 2001. As a percentage of net sales, these expenses increased to 29.9% in fiscal 2002 from 28.3% in fiscal 2001. The increase relative to sales was due primarily to a special executive bonus of $5.0 million, increased distribution costs, and fees related to a strategic consulting arrangement. These increases were partially offset by the benefit from leveraging operating expenses against higher levels of revenue and $1.3 million in non-recurring costs incurred in connection with activities leading up to the Acquisition in fiscal 2001.

        NON-RECURRING CHARGES / WRITEDOWN OF LONG-LIVED ASSETS.    In the fourth quarter of fiscal 2002, we recorded a non-recurring charge of approximately $150,000 related to a reduction in the carrying value of the land and building held for sale located in Barnesville, Georgia. As described in Note 19 to the accompanying consolidated financial statements, we also expensed approximately $923,000 of previously deferred costs related to the preparation and filing of a registration statement on Form S-1 in August 2002, to register an initial public offering of Holdings common stock. In the fourth quarter of 2002, we decided to postpone the initial public offering process given the deterioration in equity market conditions.

        As described in Note 1 to the accompanying consolidated financial statements for the fiscal year ended December 29, 2001, we incurred Predecessor Acquisition-related non-recurring charges in connection with the sale of our company including $4.5 million in management bonuses and $6.8 million in seller expenses.

        As described in Note 17 to the accompanying financial statements, we closed two of our manufacturing facilities during the Predecessor period of fiscal 2001. In the first quarter of fiscal 2001, we closed our Harlingen, Texas sewing facility and recognized a non-recurring charge of approximately $582,000 related to certain closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $742,000 related to the writedown of the asset value to the sewing facility's estimated net realizable value. In the second quarter of fiscal 2001, we closed our fabric printing operations located in Barnesville, Georgia and recognized a non-recurring charge of approximately $534,000 related to certain closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $2.4 million related to the writedown of the asset value to the printing facility's estimated net realizable value. During the Successor period, we recorded $268,000 in adjustments to the estimates of closure and termination costs.

        ROYALTY INCOME.    We license the use of Carter's and Carter's Classics names, and sublicense the Tykes name to certain licensees. In fiscal 2002, our royalty income generated through our licensees' revenue increased 9.6% to $8.4 million compared to $7.6 million in fiscal 2001 due to the continued extension of our brand through these licensing arrangements.

        OPERATING INCOME.    Operating income for fiscal 2002 increased $28.8 million to $60.6 million compared to $31.7 million in fiscal 2001. Operating income, as a percentage of net sales, increased to 10.5% in fiscal 2002 from 6.1% in fiscal 2001. These increases are due primarily to higher levels of revenue and gross profit in 2002 and the impact of the non-recurring charges incurred in 2001. Excluding Acquisition-related and other non-recurring charges of $1.1 million and $15.3 million in fiscal 2002 and 2001, operating income for fiscal 2002 would have increased approximately $14.6 million, or 31.1% from fiscal 2001.

        INTEREST EXPENSE.    Interest expense in fiscal 2002 increased $7.2 million, or 33.6%, to $28.6 million from $21.4 million in fiscal 2001. We attribute this increase primarily to the impact of additional borrowings resulting from the Acquisition and refinancing as discussed in Note 1 to the accompanying consolidated financial statements. We had outstanding letters of credit totaling $16.3 million as of December 28, 2002 and $6.5 million as of December 29, 2001.

        INCOME TAXES.    Our effective tax rate was 40.3% for fiscal 2002; 36.5% for the Successor period from August 15, 2001 through December 29, 2001; and 14.5% for the Predecessor period from December 31, 2000 through August 14, 2001. Our effective rate in fiscal 2002 was higher than the statutory rate due to the impact of certain non-deductible costs. The 14.5% benefit against our pretax loss for the Predecessor period is primarily a result of goodwill amortization and certain seller's expenses incurred in connection with the Acquisition. See Note 10 to the accompanying consolidated financial statements for the reconciliation of the statutory tax rate to our effective tax rate.

        EXTRAORDINARY ITEM.    As described in Note 1 to the accompanying financial statements, in connection with the Acquisition and refinancing, we incurred an extraordinary loss of $6.2 million (net of tax) during the Predecessor period from December 31, 2000 through August 14, 2001 due to the write-off of deferred debt issuance costs and debt prepayment penalties.

        NET INCOME (LOSS).    Our fiscal 2002 pre-tax income was $32.3 million up from $10.6 million in fiscal 2001. As noted above, fiscal 2002 includes a $150,000 writedown related to a reduction in the carrying value of the land and building held for sale located in Barnesville, Georgia and $923,000 in expenses related to the filing of a registration statement on Form S-1 in August of 2002 to register an initial public offering of Holdings common stock. Fiscal 2001 includes $11.3 million of Acquisition-related non-recurring charges and $4.0 million of non-recurring plant closure and asset impairment charges. Excluding these items, our fiscal 2002 pre-tax income would have been $33.3 million and fiscal 2001 pre-tax income would have been $25.9 million. Our net income for fiscal 2002 was $19.3 million. Our net loss of $1.6 million in fiscal 2001 included an Acquisition-related extraordinary charge of $6.2 million, net of tax. Excluding Acquisition-related and other non-recurring charges and extraordinary items, our 2002 net income would have been approximately $20.3 million, an increase of 22.3% as compared to approximately $16.6 million in fiscal 2001.

FISCAL YEAR ENDED DECEMBER 29, 2001 COMPARED WITH FISCAL YEAR ENDED DECEMBER 30, 2000

        NET SALES.    Consolidated net sales for fiscal 2001 were $518.5 million, an increase of $55.1 million, or 11.9%, compared to $463.4 million in fiscal 2000. This revenue growth was generated by strong performance across all distribution channels of our major product markets, which are baby, sleepwear, and playclothes. Total wholesale sales increased $35.2 million, or 14.2%, to $283.3 million in fiscal 2001 from $248.1 million in fiscal 2000. In fiscal 2001, wholesale net sales, excluding discount channel and off-price sales, increased $23.3 million, or 10.3%, to $250.5 million from $227.2 million in fiscal 2000. The increase in wholesale net sales during fiscal 2001 reflects growth of the baby, sleepwear, and playclothes product lines of $5.3 million, or 4.6%, $7.6 million, or 8.5%, and $10.5 million, or 45.2% as compared to fiscal 2000. Strong product performance reflects improvements in fabrics, garment construction, embroideries, and prints made possible through our global sourcing capabilities. In addition to operating leased sewing facilities in Central America and Mexico, we have built full-package sourcing capabilities, which has enabled us to source better products at lower costs than we believe are available domestically. We entered the discount channel in the fourth quarter of 2000 by launching the Tykes brand, the net sales from which were $20.4 million for fiscal 2001. This contributed to the overall increase in total wholesale sales for this period. Off-price sales, which are merchandise sold at more than 25% off regular wholesale selling prices, for fiscal 2001 decreased $4.5 million to $12.4 million from $17.0 million in fiscal 2000. Off-price sales were 2.4% of total sales in fiscal 2001 compared to 3.7% in fiscal 2000.

        Retail store net sales increased $19.9 million, or 9.2%, in fiscal 2001 to $235.2 million from $215.3 million in fiscal 2000. This increase was attributed to strong growth of the baby, sleepwear, and playclothes product lines of $6.5 million, or 15.9%, $3.8 million, or 11.1%, and $10.5 million, or 12.5% as compared to fiscal 2000. Product performance was also the driving force behind our comparable store sales increase of 6.5% in fiscal 2001. During fiscal 2001, we opened nine stores and closed five stores. There were 151 retail stores in operation at December 29, 2001 compared to 147 at December 30, 2000.

        GROSS PROFIT.    In fiscal 2001, gross profit increased $16.3 million, or 9.6%, to $186.3 million compared to $170.0 million in fiscal 2000. Gross profit as a percentage of net sales in fiscal 2001 decreased to 35.9% compared to 36.7% in fiscal 2000. The decrease in gross profit as a percentage of net sales in fiscal 2001 reflects a $4.5 million charge related to the amortization of the step-up in the inventory valuation as of the Acquisition. Excluding this Acquisition adjustment, gross profit as a percentage of net sales would have been 36.8% in fiscal 2001. This improvement in gross profit as a percentage of net sales in fiscal 2001 reflects the benefit from the change in product sourcing strategies mentioned above partially offset by a higher mix of discount store channel revenues.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    In fiscal 2001, selling, general, and administrative expenses increased $11.6 million, or 8.5%, to $146.9 million from $135.3 million in fiscal 2000. As a percentage of net sales, selling, general, and administrative expenses decreased to 28.3% in fiscal 2001 from 29.2% in fiscal 2000. Included in selling, general, and administrative expenses are $1.3 million of costs incurred in connection with activities leading up to the Acquisition. Excluding these costs, selling, general, and administrative expenses as a percentage of our net sales were 28.1% in fiscal 2001. The decrease in selling, general, and administrative expenses as a percentage of net sales is attributed to the benefit from continued increases in comparable retail store growth and lower distribution costs relative to net sales, partially offset by investments in brand marketing.

        NON-RECURRING CHARGES / WRITEDOWN OF LONG-LIVED ASSETS.    As described in Note 1 to the accompanying financial statements for the fiscal year ended December 29, 2001, we incurred Predecessor Acquisition-related non-recurring charges in connection with the sale of our company including $4.5 million in management bonuses and $6.8 million in seller expenses.

        As described in Note 17 to the accompanying financial statements, we closed two of our manufacturing facilities during the Predecessor period of fiscal 2001. In the first quarter of fiscal 2001, we closed our Harlingen, Texas sewing facility and recognized a non-recurring charge of approximately $582,000 related to certain closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $742,000 related to the writedown of the asset value to the sewing facility's estimated net realizable value. In the second quarter of fiscal 2001, we closed our fabric printing operations located in Barnesville, Georgia and recognized a non-recurring charge of approximately $534,000 related to certain closure costs and involuntary termination benefits. Additionally, we recorded a non-cash charge of approximately $2.4 million related to the writedown of the asset value to the printing facility's estimated net realizable value. During the Successor period, we recorded $268,000 in reductions to the estimates of closure and termination costs.

        ROYALTY INCOME.    Royalty income was $7.6 million and $5.8 million in fiscal years 2001 and 2000. We attribute the increase in royalty income to the extension of our brands through new licensing arrangements and an increase in average royalty rates.

        OPERATING INCOME.    Operating income for fiscal 2001 decreased $8.8 million, or 21.7%, to $31.7 million compared to $40.5 million in fiscal 2000. Operating income as a percentage of net sales decreased to 6.1% in fiscal 2001 from 8.7% in fiscal 2000. The decrease primarily reflects the effects of the Predecessor non-recurring Acquisition-related charges, plant closure costs and other costs incurred in connection with the Acquisition.

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

        NET INCOME (LOSS).    Our fiscal 2001 pre-tax income was $10.6 million, as compared to $24.5 million in fiscal 2000. As noted above, fiscal 2001 includes $11.3 million of Acquisition-related non-recurring charges and $4.0 million of non-recurring plant closure and asset impairment charges. Excluding these items, our fiscal 2001 pre-tax income would have been $25.9 million. As noted above, our fiscal 2001 net loss was $1.6 million and included an Acquisition-related extraordinary charge of $6.2 million, net of tax. Excluding these Acquisition-related non-recurring charges and extraordinary items our 2001 net income would have been approximately $16.6 million, as compared to net income of $14.4 million in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary cash needs are working capital, capital expenditures, and debt service. Historically, we have financed these needs primarily through internally generated cash flow and funds borrowed under a senior credit facility. Our primary source of liquidity will continue to be cash flow from operations and borrowings under our credit facilities, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our senior credit facility.

        On August 23, 2002, Holdings filed a registration statement with the Securities and Exchange Commission to register an initial public offering of up to $100.0 million of its common stock. That registration statement has not yet become effective. If the initial public offering is completed, Holdings intends to contribute to us a portion of its proceeds from the offering. In the fourth quarter of 2002, we decided to postpone the initial public offering process given the deterioration in equity market conditions.

        Net accounts receivable at December 28, 2002 were $53.6 million compared to $35.4 million at December 29, 2001. This increase reflects a higher level of wholesale shipments in the latter part of the fourth quarter of 2002 compared to the comparable period in 2001.

        Net inventory levels at December 28, 2002 were $105.7 million compared to $89.1 million at December 29, 2001. This increase in net inventory levels is planned to support first quarter 2003 shipping requirements. Average net inventory levels were $93.8 million in fiscal 2002 compared to $98.0 million in fiscal 2001. Inventory levels are expected to be higher than 2002 inventory levels based on increases in forecasted demand as well as a build in inventory to support the Wal-Mart launch.

        Net cash provided by operating activities during fiscal 2002 and fiscal 2001 was approximately $27.3 million and $34.0 million. This decrease was driven primarily by increases in accounts receivable and inventory levels partially offset by increases in current liabilities. Net cash provided by our operating activities in fiscal year 2000 was $26.6 million. The increase in net cash flow provided by operating activities in fiscal 2001 from fiscal 2000 was primarily attributed to the reduction in inventory balances partially offset by payments of certain Acquisition-related expenses.

        Additional working capital will be required to support increases in forecasted demand and shipments to Wal-Mart which will begin in June 2003. Our current levels of cash and borrowing capacity available under the senior credit facility are expected to fund such requirements for the coming year.

        We have invested $18.0 million, $19.0 million, and $17.2 million in capital expenditures during fiscal years 2002, 2001, and 2000. We plan to invest approximately $25.0 million in capital expenditures in fiscal 2003. Major areas for investment include retail store openings and remodeling, fixturing programs for wholesale customers, and expansion of distribution capabilities.

        Concurrent with the Acquisition, we repaid all of our outstanding $51.6 million of borrowings under our old senior credit facility and redeemed the $100.0 million principal amount of our outstanding senior subordinated notes. We issued $175.0 million of 10.875% senior subordinated notes due 2011 (the "Notes") for $173.7 million in proceeds and entered into a new senior credit facility with term loan and revolving loan facilities. The term loan facility provides for a term loan in the principal amount of $125.0 million. The revolving credit facility provides revolving loans in an aggregate amount of up to $60.0 million. Upon consummation of the Acquisition, we increased our level of indebtedness by borrowing the full amount available under the term loan facility and $24.0 million under the revolving credit facility. At December 28, 2002, we had approximately $297.6 million of debt outstanding, consisting of $173.9 million of Notes, $123.8 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately $16.3 million of outstanding letters of credit. Average outstanding letters of credit were $12.1 million in fiscal 2002 compared to $7.5 million in fiscal 2001. At December 28, 2002, we had approximately $43.7 million of financing available under our revolving loan facility. The revolving credit facility will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

        Principal borrowings under the term loan are due and payable in an installment of $312,500 on December 31, 2002, nineteen quarterly installments of $300,267 from March 31, 2003 through September 30, 2007, and four quarterly payments of approximately $28.2 million from December 31, 2007 through September 30, 2008. Our quarterly installments from March 31, 2003 through September 30, 2007 have been reduced from $312,500 to $300,267 and our four quarterly payments from December 31, 2007 through September 30, 2008 have been reduced from $29.4 million to $28.2 million due to a $4.8 million excess cash flow condition payment made on March 26, 2003.

        Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. The outstanding balance of the revolving credit facility is payable in full on August 15, 2006, and interest is payable quarterly, or more frequently in the event we have chosen a Eurodollar rate option available under the terms of the senior credit facility. No principal payments are required on the Notes prior to their scheduled maturity in August 2011. Interest is payable semi-annually on the Notes in February and August of each year, which commenced on February 15, 2002, in the amount of approximately $9.5 million for each payment.

        The senior credit facility sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Holdings, excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 50% or 75% of consolidated excess cash flow, depending on the applicable leverage ratio, as both terms are defined in the senior credit facility. The terms of the consolidated excess cash flow condition are effective for fiscal 2002 and, accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003. The lenders will apply such prepayments first to the term loan and, second, to reduce permanently the revolving credit commitments. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

        In connection with the Acquisition, we entered into a management agreement with Berkshire Partners. Under this agreement, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million for four years commencing on the first anniversary of the Acquisition. We pay this fee quarterly in advance. Through December 28, 2002, we have expensed approximately $1.8 million and paid Berkshire Partners approximately $619,000 under this agreement. In addition, upon consummation of the Acquisition, we paid Berkshire Partners an acquisition fee of $2.0 million. We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

        The following table summarizes the maturity or expiration dates of mandatory financial obligations and commitments for the following fiscal years ($000):

	2003		2004	2005	2006	2007	Thereafter	Total
Long-term debt	$6,346(a	)	$1,201	$1,201	$901	$1,201	$286,772	$297,622
Capital lease obligations (see Note 11 to the Consolidated Financial Statements)	263		164	—	—	—	—	427
Operating leases (see Note 11 to the Consolidated Financial Statements)	17,895		15,841	12,928	10,079	7,326	14,060	78,129

Total financial obligations	24,504		17,206	14,129	10,980	8,527	300,832	376,178
Letters of credit	16,349		—	—	—	—	—	16,349
Management fee	2,063		1,650	1,650	618	—	—	5,981

Total financial obligations and commitments	$42,916		$18,856	$15,779	$11,598	$8,527	$300,832	$398,508

(a)
Amount includes a mandatory payment of $4.8 million required by the excess cash flow condition described above. This excess cash flow condition may result in future annual prepayments depending on the consolidated excess cash flow generated in each year.

        Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the revolving credit portion of our new senior credit facility, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of the Notes on or prior to maturity.

        The senior credit facility imposes certain covenants, requirements, and restrictions on actions by us and our subsidiaries that, among other things, restrict the payment of dividends (see Note 5 to the Consolidated Financial Statements).

IMPACT OF THE ACQUISITION

        As a result of the Acquisition, we adjusted our assets and liabilities to their fair values as of August 15, 2001. We also increased our aggregate borrowings in connection with our new financing arrangements. We allocated a significant portion of the purchase price to our tradename. As an asset with an indefinite life, we will not amortize this asset unless and until we determine it has a definite life, but it is subject to an annual impairment review. We have allocated the excess of the total purchase price over the value of our net assets at the consummation of the Acquisition to goodwill, which is also subject to an annual impairment review.

        In connection with the Acquisition, we reevaluated the requirements for some of our manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, we decided to exit these manufacturing operations. We made this decision in connection with our new ownership in advance of the Acquisition. Accordingly, we closed one offshore and two domestic manufacturing facilities at the end of fiscal 2001. We expect our sourcing strategy to further streamline operations by allowing us to take advantage of sources of supply closer to our current offshore sewing facilities, as well as to expand the use of lower-cost, third-party, full-package suppliers. Also, in connection with the Acquisition and new ownership, we decided to abandon an initiative to open full-price retail stores. This led us to dismiss some of our employees and to terminate a consulting contract. The allocation of the Acquisition purchase price included approximately $2.9 million in exit costs associated with these decisions.

EFFECTS OF INFLATION

        We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses and higher interest rates. The effects of inflation in changing prices on our net sales, revenues, and operations have not been material in recent years.

SEASONALITY

        We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year. Over the past five years, approximately 58% of our consolidated net sales was generated in the second half of our fiscal year. We believe, generally, that the seasonality of sales and profitability is a factor that affects the baby and young children's apparel industry and is primarily due to retailers' emphasis on price reductions in the first quarter, promotional retailers' and manufacturers' emphasis on closeouts of the prior year's product lines, and "back-to-school" and holiday shopping patterns.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 2 to the accompanying consolidated financial statements. The following discussion addresses our critical accounting policies, which are those that require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Revenue recognition:    We recognize wholesale revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred. As discussed in Note 2 to the consolidated financial statements, in certain cases, this does not occur until the goods have reached the specified customer. We consider revenue realized or realizable and earned when the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale customers. Such amounts are reflected as reductions of net sales. Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

        Inventory:    We write down our inventory for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

        Goodwill and tradename:    As of December 28, 2002, we have recorded approximately $360 million in goodwill and tradename assets. The fair value of the Carter's tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 11%. The tradename was determined to have an indefinite life. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of goodwill is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

        Accrued expenses:    Accrued expenses for health insurance, workers compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

        Accounting for income taxes:    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statement of operations.

        Stock-based compensation arrangements:    We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by SFAS 123, "Accounting for Stock-Based Compensation." For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale. In the absence of a public market for Holdings common stock, management and the Board of Directors estimate the market value of Holdings common stock for all option grant and stock issuance dates using an approach based upon a multiple of Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related non-recurring charges, write-downs of long-lived assets, non-recurring charges-plant closure costs, and non-recurring charges-other. Adjusted EBITDA is not a measurement under generally accepted accounting principles.

        Accounting for contingencies:    From time to time, we are named as a defendant in legal actions arising from normal operations. We account for such contingencies in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), which requires us to record an estimated loss liability when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, such estimates are revised and updated as necessary and may fluctuate from period to period.

RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations). The statement also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. We will be required to adopt the provisions of SFAS 143 in fiscal 2003. We are currently in the process of evaluating the impact, if any, of the adoption of this statement.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 as of the beginning of fiscal 2002, and it did not have a material impact on our financial position or results of operations for fiscal 2002.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, will be effective for fiscal 2003. We are currently evaluating the impact of this statement and may need to reclassify a $6.2 million extraordinary item that we recorded in connection with the Acquisition. However, this reclassification will not impact our reported net loss.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations, and terminations to be accrued and recorded as liabilities in financial statements. Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material impact on our financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition, and Disclosure" ("SFAS 148"). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements. The transition and annual disclosure requirements are effective for us as of December 28, 2002 and have been reflected in Note 9 to the consolidated financial statements. The interim disclosure requirements are effective for the first quarter of fiscal 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the operation of our business, we have market risk exposures to global sourcing, raw material prices, and interest rates. Each of these risks and our strategies to manage our exposure to them is discussed below.

        We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries. As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of additional regulations relating to imports, duties, taxes, and other charges on imports, any significant decreases in the value of the dollar against foreign currencies and restrictions on the transfer of funds. These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products in the United States or affect our operating income. Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.

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

        The principal raw materials we use are finished fabrics and trim materials. Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future. These materials are available from more than one supplier, which enables us to negotiate pricing. However, the loss of one or more of these suppliers could interrupt our supply, which could have an adverse effect on our sales and increase our costs.

        We contract for production with third parties primarily in the Far East and South and Central America. While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years. To date, such exchange fluctuations have not had a material impact on our results of operations.

        Our operating results are subject to risk from interest rate fluctuations on our debt, which carries variable interest rates. At December 28, 2002, our outstanding debt aggregated $297.6 million, of which $123.8 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $1,237,000 and could have an adverse effect on our net income and cash flow. Pursuant to the provisions of the senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7.0% and the arrangement expires on December 7, 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Accountants	29
Consolidated Balance Sheets at December 28, 2002 (Successor) and December 29, 2001 (Successor)	30
Consolidated Statements of Operations for the fiscal year ended December 28, 2002 (Successor), the periods August 15, 2001 through December 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor), and for the fiscal year ended December 30, 2000 (Predecessor)	31
Consolidated Statements of Cash Flows for the fiscal year ended December 28, 2002 (Successor), the periods August 15, 2001 through December 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor), and for the fiscal year ended December 30, 2000 (Predecessor)	32
Consolidated Statements of Changes in Common Stockholder's Equity for the fiscal year ended December 28, 2002 (Successor), the periods August 15, 2001 through December 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor), and for the fiscal year ended December 30, 2000 (Predecessor)	33
Notes to Consolidated Financial Statements	34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of
The William Carter Company:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in common stockholder's equity present fairly, in all material respects, the consolidated financial position of The William Carter Company and its subsidiaries (the "Company") at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for the year ended December 28, 2002, for the periods from August 15, 2001 through December 29, 2001 ("Successor," as defined in Note 1), and from December 31, 2000 through August 14, 2001 ("Predecessor," as defined in Note 1), and for the year ended December 30, 2000 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As explained in Note 1 to the consolidated financial statements, controlling ownership of the Company's parent, Carter Holdings, Inc., was acquired in a purchase transaction as of August 15, 2001. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of the Predecessor based upon their estimated fair value at August 15, 2001. Accordingly, the financial statements of the Successor are not comparable to those of the Predecessor.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2001 and 2002.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in fiscal 2000.

/s/ PRICEWATERHOUSECOOPERS LLP
Stamford, Connecticut February 19, 2003

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	Successor, at
	December 28, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$35,562	$24,692
Accounts receivable, net of allowance for doubtful accounts of $1,880 in 2002 and $1,673 in 2001	53,600	35,386
Inventories, net	105,700	89,069
Prepaid expenses and other current assets	4,203	5,585
Assets held for sale	700	875
Deferred income taxes	10,021	9,371

Total current assets	209,786	164,978
Property, plant, and equipment, net	50,476	46,503
Assets held for sale	—	600
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,472
Licensing agreements, net of accumulated amortization of $6,875 in 2002 and $1,875 in 2001	8,125	13,125
Deferred debt issuance costs, net	11,248	12,879
Other assets	4,199	6,372

Total assets	$643,349	$604,162

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$6,346	$1,250
Accounts payable	34,669	18,765
Other current liabilities	38,309	34,438

Total current liabilities	79,324	54,453
Long-term debt	291,276	297,492
Deferred income taxes	83,873	84,375
Other long-term liabilities	10,140	10,127

Total liabilities	464,613	446,447

Commitments and contingencies
Common stockholder's equity:
Common stock, voting; par value $.01 per share; 200,000 shares authorized, 1,000 shares issued and outstanding at December 28, 2002 and December 29, 2001	—	—
Additional paid-in capital	146,645	144,877
Retained earnings	32,091	12,838

Total common stockholder's equity	178,736	157,715

Total liabilities and stockholder's equity	$643,349	$604,162

The accompanying notes are an integral part of the consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For the year ended December 30, 2000
Net sales	$579,547	$235,780	$282,727	$463,375
Cost of goods sold	352,151	149,352	182,863	293,340

Gross profit	227,396	86,428	99,864	170,035
Selling, general, and administrative expenses	174,110	57,987	88,895	135,322
Acquisition-related non-recurring charges	—	—	11,289	—
Writedown of long-lived assets	150	—	3,156	—
Non-recurring charges-plant closure costs	—	(268)	1,116	—
Non-recurring charges-other	923	—	—	—
Royalty income	(8,352)	(2,624)	(4,993)	(5,808)

Operating income	60,565	31,333	401	40,521
Interest income	(347)	(207)	(73)	(303)
Interest expense	28,648	11,307	10,133	16,294

Income (loss) before income taxes, extraordinary item, and cumulative effect of change in accounting principle	32,264	20,233	(9,659)	24,530
Provision for (benefit from) income taxes	13,011	7,395	(1,404)	9,731

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	19,253	12,838	(8,255)	14,799
Extraordinary item, net of tax benefit of $4,115	—	—	6,173	—
Cumulative effect of change in accounting principle, net of income tax benefit of $217	—	—	—	354

Net income (loss)	$19,253	$12,838	(14,428)	14,445

Dividend requirements and accretion on redeemable preferred stock			(1,671)	(2,653)

Net (loss) income applicable to common stockholder			$(16,099)	$11,792

Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss)	$19,253	$12,838	$(14,428)	$14,799

The accompanying notes are an integral part of the consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For the year ended December 30, 2000
Cash flows from operating activities:
Net income (loss)	$19,253	$12,838	$(14,428)	$14,445
Extraordinary loss, net of taxes	—	—	6,173	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,693	6,918	12,245	17,520
Amortization of debt issuance costs	1,631	593	848	1,347
Amortization of debt discount	130	49	—	—
Non-cash stock compensation expense	768	—	60	60
(Payment of) provision for Acquisition-related non-recurring charges	—	(11,289)	11,289	—
Non-recurring charges-plant closure costs	—	(268)	1,116	—
Writedown of long-lived assets	150	—	3,156	—
Gain on disposal of assets	(9)	(38)	—	(21)
Deferred tax (benefit) provision	(1,264)	2,911	(1,659)	(413)
Effect of changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,132)	4,184	(5,782)	617
(Increase) decrease in inventories	(16,631)	21,150	(13,253)	(12,799)
Decrease (increase) in prepaid expenses and other assets	2,055	(3,000)	1,807	(1,129)
Increase (decrease) in accounts payable and other liabilities	20,660	(1,392)	(197)	7,010

Net cash provided by operating activities	27,304	32,656	1,375	26,637

Cash flows from investing activities:
Capital expenditures	(18,009)	(9,556)	(9,480)	(17,179)
Proceeds from sale of property, plant, and equipment	331	218	10	252
Proceeds from assets held for sale	624	—	204	546
Payment of buyer's Acquisition costs	—	(3,885)	—	—
Issuance of loan	—	—	—	(4,336)
Collections on loan	1,500	—	—	1,500

Net cash used in investing activities	(15,554)	(13,223)	(9,266)	(19,217)

Cash flows from financing activities:
Proceeds from Predecessor revolving line of credit	—	—	53,500	62,900
Payments of Predecessor revolving line of credit	—	(12,900)	(40,600)	(62,900)
Proceeds from Successor revolving line of credit	—	35,350	—	—
Payments of Successor revolving line of credit	—	(35,350)	—	—
Proceeds from Successor term loan	—	125,000	—	—
Payments of Successor term loan	(1,250)	—	—	—
Payments of Predecessor term loan	—	(38,700)	(2,700)	(900)
Proceeds from issuance of Successor 10.875% Senior Subordinated Notes	—	173,693	—	—
Payment of Predecessor 10 3/8% Senior Subordinated Notes	—	(100,000)	—	—
Payments of capital lease obligations	(630)	(328)	(642)	(925)
Acquisition-related dividend to Holdings	—	(128,559)	—	—
Payments of other dividends to Holdings	—	—	(60)	(70)
Payments of preferred stock dividends	—	—	(1,207)	(2,440)
Payments of Successor debt issuance costs	—	(13,471)	—	—
Proceeds from capital contributions from Holdings	1,000	—	—	—
Other	—	—	(3,573)	(2,803)

Net cash (used in) provided by financing activities	(880)	4,735	4,718	(7,138)

Net increase (decrease) in cash and cash equivalents	10,870	24,168	(3,173)	282
Cash and cash equivalents at beginning of period	24,692	524	3,697	3,415

Cash and cash equivalents at end of period	$35,562	$24,692	$524	$3,697

The accompanying notes are an integral part of the consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

(dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings (accumulated deficit)
Predecessor:
Balance at January 1, 2000	$—	$53,711	$(96)
Capital contributions from Holdings		60
Accrued dividends and accretion on redeemable preferred stock			(2,653)
Other dividends			(70)
Net income			14,445

Balance at December 30, 2000	—	53,771	11,626
Capital contributions from Holdings		60
Accrued dividends and accretion on redeemable preferred stock		(1,671)
Other dividends		(60)
Net loss			(14,428)

Balance at August 14, 2001	$—	$52,100	$(2,802)

Successor:
Balance at August 15, 2001	$—	$144,877	$—
Net income			12,838

Balance at December 29, 2001	—	144,877	12,838
Capital contributions from Holdings		1,000
Stock compensation		768
Net income			19,253

Balance at December 28, 2002	$—	$146,645	$32,091

The accompanying notes are an integral part of the consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY:

        The William Carter Company ("Carter's," "we," "us," and "our") is a wholly-owned subsidiary of Carter Holdings, Inc. ("Holdings"). Holdings has no significant assets or investments other than the shares of stock of The William Carter Company. On July 12, 2001, a special purpose entity formed by Berkshire Partners LLC and affiliates ("Berkshire Partners") entered into a stock purchase agreement with Holdings and all of Holdings' stockholders to acquire substantially all of the stock of Holdings except for some equity interests held by our management (the "Acquisition"). The Acquisition was consummated on August 15, 2001. Financing for the Acquisition and related transactions totaled $468.2 million and was provided by: $24.0 million in new revolving credit facility borrowings; $125.0 million in new term loan borrowings (both the revolver and term loan are part of a $185.0 million new senior credit facility entered into by us); $173.7 million of borrowings under a new senior subordinated loan facility (issued by us in connection with an August 15, 2001 private placement); and $145.5 million of capital invested by affiliates of Berkshire and other investors, which includes rollover equity by our management of $18.3 million.

        The proceeds of the Acquisition and financing were used to purchase existing equity of Holdings ($252.5 million), pay for selling stockholders transaction expenses ($19.1 million, including $0.8 million in debt prepayment penalties recorded on Holdings), pay for buyers' transaction expenses ($4.0 million), pay debt issuance costs ($13.4 million), and to retire all outstanding balances on ours and Holdings previously outstanding long-term debt including accrued interest thereon ($174.8 million). In addition, $4.4 million of proceeds were held as cash for temporary working capital purposes. Portions of these payments were accomplished with an intercompany dividend of $128.6 million from us to Holdings. Also in connection with the Acquisition, our redeemable preferred stock held by Holdings was cancelled.

        For purposes of identification and description, we are referred to as the "Predecessor" for the period prior to the Acquisition, the "Successor" for the period subsequent to the Acquisition, and "we," "us," and "our" for both periods.

        The Acquisition was accounted for as a purchase and has been reflected in our financial statements using pushdown accounting. Accordingly, the purchase price for the Acquisition, including related fees and expenses, was allocated to our tangible and identifiable intangible assets and liabilities based upon their estimated fair values with the remainder allocated to goodwill.

        A summary of the total purchase price is as follows ($000):

Total purchase price	$468,193
Less-amounts retained at Holdings	(623)

$467,570

Allocated to:
Cash and cash equivalents	$7,333
Accounts receivable, net	39,570
Inventories, net	110,219
Prepaid expenses and other current assets	3,525
Property, plant, and equipment	42,569
Assets held for sale	991
Licensing agreements	15,000
Tradename	220,233
Cost in excess of fair value of net assets acquired	139,282
Deferred debt issuance costs	13,427
Other assets	5,432
Accounts payable	(18,340)
Other current liabilities	(25,936)
Closure and exit liabilities	(2,680)
Other long-term liabilities	(10,850)
Net deferred tax liabilities	(72,205)

$467,570

As a result of the above, our initial capitalization as of the Acquisition date consisted of ($000):

Borrowings on new revolving credit facility	$24,000
Borrowings on new term loan	125,000
Borrowings under new senior subordinated notes	173,693
Additional paid-in capital	144,877

Total capitalization	$467,570

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

        The following unaudited pro forma operating data presents the results of operations for the fiscal year ended December 29, 2001 as if the Acquisition had occurred on December 31, 2000, with financing obtained as described above and assumes that there were no other changes in our operations. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction actually taken place on December 31, 2000, or of future results of operations ($000):

Pro forma for the year ended December 29, 2001
Net sales	$518,507
Operating income	$30,960
Interest expense, net	$30,442
Net loss	$(7,255)

        Included in the pro forma results shown above are the Predecessor's Acquisition-related non-recurring charges of $4.5 million in special compensation paid to management at the closing of the Acquisition, $6.8 million for sellers' transaction costs, and an extraordinary charge of $6.2 million (net of tax) related to the Predecessor's write-off of deferred debt issuance costs and debt prepayment penalties in connection with the Acquisition. Also included is a one-time $4.5 million charge to cost of sales related to the opening balance sheet step-up to inventory value. In addition, included in the pro forma results shown above are approximately $3.1 million related to the write down of long-lived assets and $848,000 related to other non-recurring plant closure costs, which were unrelated to the Acquisition.

        On October 30, 1996, Holdings was organized on behalf of affiliates of Investcorp S.A. ("Investcorp"), management and certain other investors to acquire 100% of our previously outstanding common and preferred stock ("the 1996 acquisition") from MBL Life Assurance Corporation, CHC Charitable Irrevocable Trust and certain management stockholders for a total financed purchased price of $226.1 million. The 1996 acquisition was also accounted for by the purchase method. Accordingly, our assets and liabilities were adjusted at the 1996 acquisition date to reflect the allocation of that purchase price based on estimated fair values.

NOTE 2—NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        We design, source, manufacture, and market premier branded childrenswear under the Carter's, Carter's Classics, and Tykes labels. Our products are sourced internationally through production at company-based sewing facilities in Costa Rica and Mexico and through contractual arrangements with numerous manufacturers throughout the world. Our sewing operation in the Dominican Republic and our remaining domestic manufacturing operations located in the southern United States were closed in the fourth quarter of fiscal 2001. Products are manufactured for wholesale distribution to major domestic retailers and for our 156 retail stores that market our brand name merchandise and certain products manufactured by other companies.

RECLASSIFICATIONS:

        Certain prior year amounts have been reclassified for comparative purposes.

PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Our international subsidiaries represented 100% of our sewing production for fiscal year 2002 and approximately 96% and 85% for fiscal years 2001 and 2000. Total net assets (primarily property, plant, equipment, and inventory) at our international subsidiaries were approximately $9.1 million at December 28, 2002 and $10.2 million at December 29, 2001. All intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR:

        Our fiscal year ends on the Saturday in December or January nearest the last day of December. The accompanying consolidated financial statements reflect our financial position as of December 28, 2002 and December 29, 2001, and results of operations for the Successor fiscal year ended December 28, 2002, the Successor period August 15, 2001 through December 29, 2001, the Predecessor period December 31, 2000 through August 14, 2001, and the Predecessor fiscal year ended December 30, 2000. The Successor fiscal year ended December 28, 2002 (fiscal 2002), fiscal 2001 Successor and Predecessor periods, collectively (fiscal 2001), as well as the Predecessor fiscal year ended December 30, 2000 (fiscal 2000) each contain 52 weeks.

CASH AND CASH EQUIVALENTS:

        We consider all highly liquid investments that have original maturities of three months or less to be cash equivalents. We had cash deposits, in excess of deposit insurance limits, in three banks at December 28, 2002 and five banks at December 29, 2001.

ACCOUNTS RECEIVABLE:

        Approximately 89% of our gross accounts receivable at December 28, 2002 and 84% at December 29, 2001 were from our ten largest wholesale customers, primarily major retailers. Of these customers, three have individual receivable balances in excess of 10% of our gross accounts receivable (but not more than 20%) at December 28, 2002 and December 29, 2001. Sales to these customers represent comparable percentages to total wholesale revenues. In 2002, Kohl's accounted for approximately 10.1% of our consolidated net sales, while no other wholesale customer accounted for more than 10.0% of our consolidated net sales.

INVENTORIES:

        Inventories are stated at the lower of cost (first-in, first-out basis for wholesale inventories and retail method for retail inventories) or market.

PROPERTY, PLANT, AND EQUIPMENT:

        Property, plant, and equipment are stated at cost, less accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. When fixed assets are sold or otherwise disposed, the accounts are relieved of the original costs of the assets, and the related accumulated depreciation and any resulting profit or loss is credited or charged to income. For financial reporting purposes, depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets as follows: buildings—15 to 26 years and machinery and equipment—3 to 10 years. Leasehold improvements and fixed assets purchased under capital leases are amortized over the lesser of the asset life or related lease term. We capitalize the cost of our fixtures designed and purchased for use at major wholesale accounts. The cost of these fixtures is amortized over a three-year period.

GOODWILL AND OTHER INTANGIBILE ASSETS:

        Cost in excess of fair value of net assets acquired ("goodwill") represents the excess of the cost of the Acquisition (or the 1996 acquisition) over the fair value of the net assets acquired.

        Prior to the Acquisition, our tradename and goodwill arising from the 1996 acquisition were being amortized on a straight-line basis over estimated lives of 40 years. However, in connection with the 2001 Acquisition, we adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"), and applied the required provisions of SFAS 142, "Goodwill and other Intangible Assets" ("SFAS 142"). Accordingly, our tradename and goodwill are now deemed to have indefinite lives and are no longer being amortized in the Successor periods. Our licensing agreements, however, recognized in the allocation of the Acquisition purchase price, are being amortized over the average three-year life of such agreements, as it was determined that these agreements have finite lives. Amortization expense on our licensing agreements was $5.0 million in fiscal 2002 and $1.9 million in the period from August 15, 2001 to December 29, 2001, and is expected to be $5.0 million for fiscal 2003 and $3.1 million for fiscal 2004.

        The calculation of reported net income (loss) adjusted for goodwill and tradename amortization expense, net of taxes is shown below ($000):

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For the year ended December 30, 2000
Reported net income (loss)	$19,253	$12,838	$(14,428)	$14,445
Adjustments:
Amortization expense of goodwill	—	—	484	739
Amortization expense of tradename, net of tax benefit of $598 and $949	—	—	977	1,551

Adjusted net income (loss)	$19,253	$12,838	$(12,967)	$16,735

        We adopted the remaining provisions of SFAS 142 as of the beginning of fiscal 2002. In accordance with this statement, we identified our reporting units, and have completed the required assessments for impairment of goodwill (by comparing the fair values of our reporting units to their respective carrying values, including allocated goodwill) and our tradename and found that there was no impairment of either asset either at the initial adoption date or at the most recent assessment performed as of December 28, 2002.

        We are required to measure our goodwill and tradename for impairment on at least an annual basis or if events or changes in circumstances so dictate.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS:

        We review other long-lived assets, including property, plant, and equipment and licensing agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management will determine whether there has been a permanent impairment on such assets held for use in the business by comparing anticipated undiscounted future cash flows from the use and eventual disposition of the asset or asset group to the carrying value of the asset. The amount of any resulting impairment will be calculated by comparing the carrying value to fair value, which may be estimated using the present value of the same cash flows. Long-lived assets that meet the definition of held for sale are valued at the lower of carrying amount or fair value, less costs to sell.

DEFERRED DEBT ISSUANCE COSTS:

        Debt issuance costs are deferred and amortized to interest expense using the straight-line method, which approximates the effective interest method, over the lives of the related debt. Amortization approximated $1,631,000 for the Successor year ended December 28, 2002, $593,000 for the Successor period from August 15, 2001 through December 29, 2001, $848,000 for the Predecessor period from December 31, 2000 through August 14, 2001, and $1,347,000 for the Predecessor year ended December 30, 2000.

REVENUE RECOGNITION:

        Revenues consist of sales to customers, net of returns and markdowns. The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. Accordingly, we revised our method of accounting for revenue recognition retroactive to the beginning of fiscal 2000. Previously, we had recognized revenue at the point of shipment for all wholesale customers. However, for certain shipments, although title has passed, we effectively retain the risks and rewards of ownership until the goods have reached the specified customer. Under the new accounting method, we now recognize revenue on wholesale sales at the point where both title has passed and all the risks and rewards of ownership have been transferred. Retail store revenues continue to be recognized at the point of sale, as the earnings process is then complete.

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

        The pro forma amount presented on the accompanying consolidated statement of operations for fiscal 2000 was calculated assuming the accounting change was made retroactively to prior years.

        In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer is to be treated as a reduction of revenue, unless certain conditions are met. Prior to 2002, we had accounted for accommodations and cooperative advertising allowances made to wholesale customers as selling expenses. We adopted EITF 01-09 as of the beginning of fiscal 2002 and classified these expenses as a reduction of revenue rather than as selling expenses. Accommodations and cooperative advertising of $8.5 million for the Successor period from August 15, 2001 through December 29, 2001, $5.0 million for the Predecessor period from December 31, 2000 through August 14, 2001, and $8.0 million for the Predecessor year ended December 30, 2000 have been reclassified to conform with the current periods' presentation. These reclassifications did not impact net income (loss).

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS:

        Shipping and handling costs include shipping supplies, related labor costs, third-party shipping costs, and certain distribution overhead. Such costs are generally absorbed by us and are included in selling, general, and administrative expenses. These costs amounted to approximately $19,514,000 for the Successor fiscal year 2002, $6,206,000 in the Successor period from August 15, 2001 through December 29, 2001, $10,344,000 in the Predecessor period from December 31, 2000 through August 14, 2001, and $14,289,000 for the Predecessor fiscal year 2000.

        With respect to the freight component of our shipping and handling costs, certain customers arrange for shipping and pay the related freight costs directly to third parties. However, in the event that we arrange and pay the freight for these customers and bill them for this service, such amounts billed would be included in revenue and the related cost would be charged to cost of goods sold. For fiscal years 2002, 2001, and 2000, no such arrangements or billings to customers occurred.

ROYALTIES AND LICENSE FEES:

        We license the Carter's and Carter's Classics names, and sublicense the Tykes name to other companies for use on baby and young children's products, including bedding, outerwear, shoes, socks, room décor, toys, stationery, strollers, hair accessories, and related products. These royalties are recorded as earned, based upon the sales of licensed products by our licensees.

STOCK-BASED COMPENSATION ARRANGEMENTS:

        We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale. In the absence of a public market for Holdings common stock, management and the Board of Directors estimate the market value of Holdings common stock for all option grant and stock issuance dates using an approach based upon a multiple of Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related non-recurring charges, write-downs of long-lived assets, non-recurring charges-plant closure costs, and non-recurring charges-other. Adjusted EBITDA is not a measurement under generally accepted accounting principles.

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

SUPPLEMENTAL CASH FLOWS INFORMATION:

        Interest paid in cash approximated $26,886,000 for the Successor year ended December 28, 2002, $10,667,000 for the Successor period August 15, 2001 through December 29, 2001, $9,284,000 in the Predecessor period from December 31, 2000 through August 14, 2001, and $14,947,000 for the Predecessor year ended December 30, 2000. Income taxes paid in cash (refunded) approximated $12,720,000 for the Successor year ended December 28, 2002, ($62,000) for the Successor period August 15, 2001 through December 29, 2001, $2,272,000 for the Predecessor period from December 31, 2000 through August 14, 2001, and $6,774,000 for the Predecessor year ended December 30, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations). The statement also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. We will be required to adopt the provisions of SFAS 143 in fiscal 2003. We are currently in the process of evaluating the impact, if any, of the adoption of this statement.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 as of the beginning of fiscal 2002, and it did not have a material impact on our financial position or results of operations for fiscal 2002.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, will be effective for fiscal 2003. We are currently evaluating the impact of this statement and may need to reclassify a $6.2 million extraordinary item that we recorded in connection with the Acquisition. However, this reclassification will not impact our reported net loss.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations, and terminations to be accrued and recorded as liabilities in financial statements. Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS 146 will be required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an

interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material impact on our financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements. The transition and annual disclosure requirements are effective for us as of December 28, 2002 and have been reflected in Note 9 to the consolidated financial statements. The interim disclosure requirements are effective for the first quarter of fiscal 2003.

NOTE 3—INVENTORIES:

        Inventories consisted of the following ($000):

	Successor, at
	December 28, 2002	December 29, 2001
Finished goods	$99,609	$80,886
Work in process	3,509	4,661
Raw materials and supplies	2,582	3,522

	$105,700	$89,069

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT:

        Property, plant, and equipment consisted of the following ($000):

	Successor, at
	December 28, 2002	December 29, 2001
Land, buildings, and improvements	$20,928	$16,809
Machinery and equipment	30,880	22,744
Marketing fixtures	15,330	10,702
Equipment under capital leases	1,770	1,239

	68,908	51,494
Accumulated depreciation and amortization	(18,432)	(4,991)

	$50,476	$46,503

        Depreciation and amortization expense ($000) was $13,693 for the Successor year ended December 28, 2002, $5,043 for the Successor period August 15, 2001 through December 29, 2001, $10,186 for the Predecessor period December 31, 2000 through August 14, 2001, and $14,281 for the Predecessor year ended December 30, 2000.

NOTE 5—LONG-TERM DEBT:

        Long-term debt consisted of the following ($000):

	Successor, at
	December 28, 2002	December 29, 2001
Senior credit facility term loan	$123,750	$125,000
10.875% Series B Senior Subordinated Notes due 2011, net of unamortized discount of $1,128 in 2002 and $1,258 in 2001	173,872	173,742

	297,622	298,742
Current maturities	(6,346)	(1,250)

	$291,276	$297,492

        In connection with the Acquisition, approximately $151.6 million in Predecessor debt was retired, consisting of the previously outstanding $100.0 million of 10 3/8% Series A Senior Subordinated Notes due 2006, $38.7 million in term loan debt outstanding under the Predecessor senior credit facility, and $12.9 million of borrowings under the revolving credit portion of the Predecessor senior credit facility. Additionally, we incurred an extraordinary charge in the Predecessor period from December 31, 2000 through August 14, 2001 in the amount of approximately $6.2 million (net of tax benefit of approximately $4.1 million) related to the write-off of associated debt issuance costs and prepayment penalties. The effective interest rate on variable rate senior credit facility borrowings outstanding was 7.2% at August 14, 2001 and 8.7% at December 30, 2000.

        In connection with the Acquisition, we also entered into a new senior credit facility with Goldman, Sachs & Co., as the lead arranger, Fleet National Bank, as the administrative agent, and other lenders. The senior credit facility provides for aggregate borrowings by us of up to $185.0 million, including a $125.0 million term loan and a $60.0 million revolving credit facility. As of December 28, 2002, there was $123.8 million in term loan borrowings outstanding and no borrowings under the revolving credit facility (excluding approximately $16.3 million in outstanding letters of credit) and approximately $43.7 million of unused commitment under the senior credit facility for working capital and other purposes.

        Amounts outstanding under the senior credit facility accrue interest, at our option, at a rate per annum equal to either: (1) the base rate, as defined in the senior credit facility, or (2) an adjusted Eurodollar rate, as defined in the senior credit facility, in each case plus an applicable interest margin. The applicable interest margin for the term loan is initially 3.50% for Eurodollar rate loans and 2.50% for base rate loans. The applicable interest margin for the revolving credit facility is initially 3.00% for Eurodollar rate loans and 2.00% for base rate loans. Effective March 31, 2002, the applicable interest margins for the term loan and the revolving credit facility are subject to quarterly reductions based on our achievement of certain leverage ratios. The interest rate otherwise payable under the senior credit facility would increase by 2.0% per annum during the continuance of a payment default. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months. Interest on the revolving credit facility is payable quarterly. The effective interest rate on variable rate senior credit facility borrowings outstanding at December 28, 2002 and December 29, 2001 was 4.9% and 5.8%.

        Remaining principal borrowings under the term loan are due and payable in an installment of $312,500 on December 31, 2002, nineteen quarterly installments of $300,267 from March 31, 2003 through September 30, 2007 and four quarterly payments of approximately $28.2 million from December 31, 2007 through September 30, 2008. Our quarterly installments from March 31, 2003 through September 30, 2007 have been reduced from $312,500 to $300,267 and our four quarterly payments from December 31, 2007 through September 30, 2008 have been reduced from $29.4 million to $28.2 million due to a $4.8 million excess cash flow condition payment made, as described below. Any outstanding balance on the revolving credit facility, which includes letters of credit, is payable in full on August 15, 2006.

        The senior credit facility sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Holdings, excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 50% or 75% of consolidated excess cash flow, depending on the applicable leverage ratio, as both terms are defined in the senior credit facility. The terms of the consolidated excess cash flow condition are effective for fiscal 2002 and, accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003. Such amount is included in current maturities of long-term debt on the December 28, 2002 consolidated balance sheet. The lenders will apply such prepayments first to the term loan and, second, to reduce permanently the revolving credit commitments. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

        The senior credit facility is collateralized by substantially all of our personal property, some of our real property and a pledge of all the issued and outstanding stock issued by us and our domestic subsidiaries, as well as 65% of the issued and outstanding stock of our foreign subsidiaries. All of our obligations under the senior credit facility are guaranteed by Holdings and all of our present and future domestic subsidiaries, which may include acquired subsidiaries.

        The senior credit facility contains certain covenants which, among other things, limit: the incurrence of additional indebtedness; mergers, acquisitions, and sales of assets; the incurrence of liens or other encumbrances, guarantees or pledges; the payment of dividends and repurchases of common stock; prepayments of equity and subordinated debt instruments, including the 10.875% senior subordinated notes; investments; and certain transactions with affiliates. Our senior credit facility requires us to meet certain financial tests based upon Adjusted EBITDA, as defined, including, without limitation: maximum leverage, minimum interest coverage, and minimum fixed charge coverage. The most restrictive of these covenants as of December 28, 2002, was the maximum leverage ratio, which, based on our level of borrowings, required Adjusted EBITDA to be no less than $65.2 million. Our actual Adjusted EBITDA, as defined in our senior credit facility, for the twelve-month period ended December 28, 2002 was $80.3 million. The senior credit facility also limits the level of annual capital expenditures.

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

        As required under the senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt. The cap rate is 7% and terminates on December 7, 2004. The cap is recognized on the consolidated balance sheet at its fair value of $6,359 at December 28, 2002 and $188,000 at December 29, 2001.

        Also, in connection with the Acquisition, we issued $175.0 million of 10.875% senior subordinated notes (less a discount of $1.3 million), which we subsequently exchanged for notes in the same principal amount and with identical terms (the "Notes"). Interest on the Notes accrues at the rate of 10.875% per annum and is payable semi-annually in arrears on February 15 and August 15. Unless redeemed earlier, principal on the Notes is due in full on August 15, 2011. At any time prior to August 15, 2004, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 110.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds of one or more equity offerings; provided that:

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

        After August 15, 2006, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Year	Percentage
2006	105.438%
2007	103.625%
2008	101.813%
2009 and thereafter	100.000%

        The Notes contain provisions and covenants including limitations on other indebtedness, restricted payments and distributions, sales of assets, subsidiary stock, liens, and certain other transactions.

        The fair value of our long-term debt was approximately $17.0 million greater than the book value as of December 28, 2002 and approximately $13.0 million greater than the book value as of December 29, 2001. The fair values were estimated based on similar issues or on current rates offered to us for debt of the same remaining maturities.

NOTE 6—REDEEMABLE PREFERRED STOCK:

        In connection with the 1996 acquisition, we authorized and issued 5,000 shares of preferred stock, par value $.01 per share, to Holdings.

        Dividends on the preferred stock accrued at a rate of 12% per annum. Dividends were cumulative and payable when and as declared by our Board of Directors, out of assets legally available, on May 1 and November 1 of each year. During the Predecessor period December 31, 2000 through August 14, 2001, dividends totaling $1,207,000 were declared and paid pursuant to these provisions and $2,440,000 were paid in the Predecessor fiscal year 2000.

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

NOTE 7—COMMON STOCK:

        At December 28, 2002 and December 29, 2001, we had 200,000 shares of authorized common stock, par value of $.01 per share. We have 1,000 shares of common stock issued and outstanding, all of which are owned by Holdings. All outstanding shares of common stock are pledged to collateralize our obligations under the new senior credit facility. Each share of common stock entitles the holder thereof to one vote on all matters to be voted on by our shareholders. Pursuant to the restrictions contained in the senior credit facility and the indenture governing the Notes, we do not expect to be able to pay dividends on our common stock for the foreseeable future, other than certain limited dividends permitted by the senior credit facility and the indenture. In the event we have a liquidation, dissolution or winding-up, the holders of our common stock are entitled to share in our remaining assets after payment of all liabilities and after satisfaction of all liquidation preferences payable to the holders of all shares of stock ranking senior to the common stock. The common stock has no pre-emptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the common stock are fully paid and non-assessable.

NOTE 8—EMPLOYEE BENEFIT PLANS:

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

        The following is a reconciliation of the Accumulated Post-Retirement Benefit Obligations ("APBO") under this plan ($000):

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001
Benefit Obligation (APBO) at beginning of period	$9,952	$9,448	$9,878
Service cost	71	35	58
Interest cost	611	251	418
Plan participants' contributions	1,044	353	589
Actuarial loss (gain)	477	523	(398)
Benefits paid	(1,934)	(658)	(1,097)

APBO at end of period	$10,221	$9,952	$9,448

        Our contribution for these post-retirement benefit obligations was $890,521 in the Successor fiscal year 2002, $304,681 for the Successor period from August 15, 2001 through December 29, 2001, and $507,801 for the Predecessor period December 31, 2000 through August 14, 2001.

        The funded status of the plan is reconciled to the accrued post-retirement benefit liability recognized primarily in other long-term liabilities in the accompanying consolidated balance sheets, as follows ($000):

	Successor, at
	December 28, 2002	December 29, 2001
Funded status (unfunded APBO)	$10,221	$9,952
Unrecognized net loss from past experience different from that assumed and from changes in assumptions	(1,000)	(523)

Accrued benefit cost	$9,221	$9,429

        The discount rate used in determining the APBO was 6.5% as of December 28, 2002 and 7.0% as of December 29, 2001.

        The components of post-retirement benefit expense charged to operations are as follows ($000):

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For the year ended December 30, 2000
Service cost — benefits attributed to service during the period	$71	$35	$58	$140
Interest cost on accumulated post-retirement benefit obligation	611	251	418	672
Amortization of net actuarial loss	—	—	13	—

Total net periodic post-retirement benefit cost	$682	$286	$489	$812

        The effects on our plan of all future increases in health care costs are borne by employees; accordingly, increasing medical costs are not expected to have any material effect on our future financial results.

        We have an obligation under a defined benefit plan covering certain former officers. At December 28, 2002 and December 29, 2001, the present value of the estimated remaining payments under this plan was approximately $1.4 million and is included in other current and long-term liabilities.

        We also sponsor a defined contribution plan within the United States. The plan covers employees who are at least 21 years of age and have completed three months of service, during which at least 257 hours were served. The plan provides for the option for employee contributions of between 1% and 15% of salary, of which we match up to 4% of the employee contribution, at a rate of 100% on the first 3% and 50% of the second 2%. Our expense for the defined contribution plan totaled approximately ($000): $1,363 for the Successor fiscal year ended December 28, 2002, $275 for the Successor period August 15, 2001 through December 29, 2001, $594 for the Predecessor period December 31, 2000 through August 14, 2001, and $1,017 for the Predecessor fiscal year ended December 30, 2000.

NOTE 9—MANAGEMENT STOCK INCENTIVE PLANS AND STOCK ISSUANCES:

        At the time of the Acquisition, Holdings terminated its existing Management Stock Incentive Plan (the "Former Plan"), which had been formed to provide incentives to our employees and directors and those of Holdings. All outstanding options under the Former Plan are subsequently covered by the basic component of the 2001 Equity Incentive Plan (the "Plan") described below and expire on August 15, 2011. Options awarded under this plan and retained by management after the Acquisition ("Retained Options") entitle recipients to purchase Holdings common stock (previously Holdings Class C stock). Options issued under the Former Plan have been restated to reflect a 10-for-1 stock split that occurred on August 15, 2001. Options for up to 752,680 shares of Holdings common stock were able to be granted under the Former Plan, of which 2,864 had not been granted at August 14, 2001. The exercise price of all options granted under the Former Plan was $6 per share, which was deemed to be the fair market value of the stock at the time the options were granted. Accordingly, no compensation expense was recognized on the options granted. All the options granted under the Former Plan vested ratably over five years (contingent upon our meeting specific earnings targets) or would immediately vest upon certain events. All stock options granted under the Former Plan vested immediately upon the Acquisition. In connection with the Acquisition, 318,675 options were exercised and 431,141 remained outstanding.

        At the time of the Acquisition, Holdings adopted the Plan in order to provide incentives to our employees and directors and those of Holdings. Awards under the Plan provide the recipients with options to purchase shares of Holdings common stock. There were 986,049 shares of Holdings common stock made available under this plan. Two new types of option awards have been issued under the Plan—basic options and performance options. Basic options vest ratably over a five-year period, but immediately vest upon a change in control, as defined. Up to 246,998 basic options may be granted under the Plan, of which 44,131 remain available for grant at December 28, 2002. Performance options vest after eight years, but may vest earlier, either all or in part, upon our achievement of certain defined performance objectives as of December 31, 2006 or the occurrence of one of several events, including a change of control, as defined, or termination of employment. Up to 394,145 performance options may be granted under the Plan, of which 69,809 remain available for grant at December 28, 2002.

        Since the number of shares and the exercise price per share are known at the time of grant, each of the basic options, performance options and retained options qualify for fixed plan accounting. All options issued under the Plan expire ten years from the date of grant. The exercise price of the basic and performance options issued at the time of the Acquisition in 2001 was $24.62 per share, which was deemed to be the fair market value of the Holdings common stock at the time the options were granted, based upon the purchase price of common stock in the Acquisition of Holdings as described in Note 1. These were the only options granted during 2001. Accordingly, no compensation expense has been recognized on the basic and performance options granted during 2001. For options issued in 2002, exercise prices ranged from $24.62 to $38.70 per share. During 2002, we recognized approximately $14,500 in compensation expense related to these option grants based upon the difference in the estimated fair value of Holdings common stock at the time the options were granted and the exercise price.

        A summary of stock option activity under this Plan (in number of shares that may be purchased) is as follows (including options retained by management, which were all originally issued under the Former Plan):

	Basic options	Weighted average exercise price per share	Performance options	Weighted average exercise price per share	Retained options	Weighted average exercise price per share
Outstanding, January 1, 2000 (Predecessor)	—	—	—	—	749,816	$6.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding, December 30, 2000 (Predecessor)	—	—	—	—	749,816	$6.00
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(318,675)	$6.00
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding, August 15, 2001 (Successor)	—	—	—	—	431,141	$6.00
Granted	193,116	$24.62	304,837	$24.62	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	(86,236)	$6.00
Expired	—	—	—	—	—	—

Outstanding, December 29, 2001 (Successor)	193,116	$24.62	304,837	$24.62	344,905	$6.00
Granted	9,751	$26.70	19,499	$27.37	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding, December 28, 2002 (Successor)	202,867	$24.72	324,336	$24.79	344,905	$6.00

Exercisable, December 28, 2002 (Successor)	38,623	$24.62	2,000	$24.62	344,905	$6.00

        The weighted average contractual life as of December 28, 2002 for the retained options as well as the basic and performance options is approximately 8.7 years.

        For disclosure purposes only, we have measured compensation expense, in accordance with SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The following table illustrates the effect on net income (loss) if the company had applied the fair value recognition provisions of SFAS 123 ($000):

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For the year ended December 30, 2000
Net income (loss), as reported	$19,253	$12,838	$(14,428)	$14,445
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	9	—	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(524)	(167)	(286)	(249)

Pro forma net income (loss)	$18,738	$12,671	$(14,714)	$14,196

        For basic options, using a minimum value method, the fair value of each option at the date of grant has been estimated to be approximately $10 per share for options granted in 2001 and ranged from $10 to $17 per share for options granted in 2002. These values were calculated at an assumed risk free interest rate ranging from 4.4% to 3.0% for 2002 and 5.5% for 2001 option grants, with an expected life of 10 years. No dividends were assumed.

        For performance options, using a minimum value method, the fair value of each option at the date of grant has been estimated to be approximately $9 per share for options granted in 2001 and ranged from $10 to $17 per share for options granted in 2002. These values were calculated at an assumed risk free interest rate ranging from 4.4% to 3.0% for 2002 and 5.5% for 2001 option grants, with an expected life of 10 years. No dividends were assumed.

        For options issued under the Former Plan, the fair value of each granted option, at the date of the grant, has been estimated to be $1.90 for the options granted during fiscal 1999, $1.98 for the options granted during fiscal 1998, $2.36 for the options granted during fiscal 1997, and $2.95 for the options granted during the two-month period ended December 28, 1996. The fair value of the options granted was estimated using a minimum value method at an assumed risk free interest rate of 5.5% for options granted in 1999, 5.0% in 1998, 6.25% in 1997, and 7.0% in the two-month period ended December 28, 1996.

        During 2002, Holdings sold shares of its common stock to two of our directors (one during second quarter and one during third quarter) and issued shares of its common stock to an outside consultant as partial consideration for services rendered. In connection with these transactions, as well as Holdings stock option grants to certain employees noted above, we recorded compensation expense during 2002 in the amount of approximately $768,000. Additionally, we received cash proceeds of $1.0 million and recorded contributions from Holdings to our additional paid-in capital in the amount of approximately $1.8 million.

NOTE 10—INCOME TAXES:

        The provision for income taxes consisted of the following ($000):

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For the year ended December 30, 2000
Current tax provision (benefit):
Federal	$11,833	$3,575	$(213)	$8,293
State	1,917	630	72	1,285
Foreign	525	279	396	566

Total current provision	14,275	4,484	255	10,144

Deferred tax (benefit) provision:
Federal	(1,126)	2,594	(1,478)	(367)
State	(138)	317	(181)	(46)

Total deferred (benefit) provision	(1,264)	2,911	(1,659)	(413)

Total provision (benefit)	$13,011	$7,395	$(1,404)	$9,731

        Components of deferred tax assets and liabilities were as follows ($000):

	Successor, at
	December 28, 2002	December 29, 2001
	Assets (Liabilities)
Current deferred taxes:
Accounts receivable allowance	$2,361	$2,005
Inventory	4,765	4,445
Liability accruals	3,083	3,038
Deferred employee benefits	(664)	(593)
Other	476	476

Total current deferred taxes	$10,021	$9,371

Non-current deferred taxes:
Depreciation	$(3,596)	$(2,092)
Tradename and licensing agreements	(84,493)	(86,343)
Deferred employee benefits	3,998	4,060
Other	218	—

Total non-current deferred taxes	$(83,873)	$(84,375)

Total deferred tax assets	$14,901	$14,024

Total deferred tax liabilities	$(88,753)	$(89,028)

        The difference between our effective income tax rate and the federal statutory tax rate is reconciled below:

	Successor		Predecessor
	For the year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For the year ended December 30, 2000
Statutory federal income tax rate	35.0%	35.0%	34.0%	35.0%
State income taxes, net of Federal income tax benefit	3.8	3.1	0.7	3.3
Goodwill amortization	—	—	(1.7)	1.1
Non-deductible Acquisition-related and other non-recurring costs	1.0	—	(12.5)	—
Foreign income, net of tax	0.2	(1.9)	(4.3)	0.1
Other	0.3	0.3	(1.7)	0.2

Total	40.3%	36.5%	14.5%	39.7%

        The portion of income (loss) before income taxes attributable to foreign income was approximately $1,276,000 for the Successor year ended December 28, 2002, $1,895,000 for the Successor period from August 15, 2001 through December 29, 2001, ($46,000) for the Predecessor period from December 31, 2000 through August 14, 2001, and $1,589,000 for the Predecessor year ended December 30, 2000.

NOTE 11—LEASE COMMITMENTS:

        Rent expense ($000) under operating leases was $20,584 for the Successor fiscal year ended December 28, 2002, $7,384 for the Successor period August 15, 2001 through December 29, 2001, $12,321 for the Predecessor period from December 31, 2000 through August 14, 2001, and $19,232 for the Predecessor year ended December 30, 2000.

        Minimum annual rental commitments under current noncancelable operating leases as of December 28, 2002 were as follows ($000):

Fiscal Year	Buildings, primarily retail stores	Transportation equipment	Data processing equipment	Manufacturing equipment	Total noncancelable leases
2003	$17,003	$149	$585	$158	$17,895
2004	15,202	36	448	155	15,841
2005	12,558	21	228	121	12,928
2006	9,979	1	38	61	10,079
2007	7,314	—	—	12	7,326
Thereafter	14,060	—	—	—	14,060

Total	$76,116	$207	$1,299	$507	$78,129

        In January 2003, we entered into a seven-year lease agreement, with a cancellation option after four years, for a new distribution facility in Stockbridge, Georgia. Payments will begin in April 2003. The four-year commitment obligation totals approximately $2.2 million. If cancelled upon exercising our option in year four, the remaining obligation would be approximately $230,000. The Stockbridge, Georgia lease commitment is included in the table above.

        Future annual lease commitments under capital lease obligations are as follows ($000):

Fiscal Year
2003	$288
Thereafter	168

Total minimum obligations	456
Interest	(29)

Present value of net minimum obligations	427
Current portion, included in other current liabilities	(263)

Long-term obligations, included in other long-term liabilities at December 28, 2002	$164

NOTE 12—COMMITMENTS AND CONTINGENCIES:

        We are subject to various federal, state, and local laws that govern activities or operations that may have adverse environmental effects. Noncompliance with these laws and regulations can result in significant liabilities, penalties, and costs. From time to time, our operations have resulted or may result in noncompliance with or liability pursuant to environmental laws. Generally, compliance with environmental laws has not had a material impact on our operations, but there can be no assurance that future compliance with such laws will not have a material adverse effect on our operations.

        Additionally, we enter into various purchase order commitments with full package suppliers. We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.

        During 2002, a lawsuit was filed against us in which the plaintiff is claiming damages of approximately $830,000 related to an alleged oral guarantee of money owed to it by a third-party vendor. We have not provided for this exposure as we believe that this claim is without merit and we intend to vigorously defend this matter.

        During the third quarter of 2002, we executed an artwork agreement with Eric Carle, LLC. Under this agreement, we are obligated to pay $1.5 million in minimum royalty guarantees for the initial term which began June 28, 2002 and expires December 31, 2005.

NOTE 13—OTHER CURRENT LIABILITIES:

        Other current liabilities consisted of the following ($000):

	Successor, at
	December 28, 2002	December 29, 2001
Accrued income taxes	$8,852	$7,388
Accrued interest	7,650	7,729
Accrued incentive compensation	5,590	4,863
Accrued workers compensation	3,325	3,050
Accrued salaries and wages	2,143	1,731
Other current liabilities	10,749	9,677

	$38,309	$34,438

NOTE 14—VALUATION AND QUALIFYING ACCOUNTS:

        Information regarding valuation and qualifying accounts is as follows ($000):

	Allowance for
	Doubtful accounts	Inventory valuation
Predecessor:
Balance, January 1, 2000	$2,765	$5,237
Additions, charged to expense	1,840	3,408
Writeoffs	(2,560)	(4,563)

Balance, December 30, 2000	2,045	4,082
Additions, charged to expense	1,317	1,482
Writeoffs	(1,525)	(1,112)

Balance, August 14, 2001	$1,837	$4,452

Successor:
Balance, August 15, 2001	$1,837	$—
Additions, charged to expense	604	1,681
Writeoffs	(768)	—

Balance, December 29, 2001	1,673	1,681
Additions, charged to expense	2,578	1,177
Writeoffs	(2,371)	—

Balance, December 28, 2002	$1,880	$2,858

NOTE 15—RELATED PARTY TRANSACTIONS:

        In 1996, in connection with the closing of the acquisition of Holdings by Investcorp S.A., we entered into an agreement for management advisory and consulting services under which we agreed to pay Investcorp $1.35 million per year for a five-year term. This agreement was terminated upon the consummation of the Acquisition.

        In connection with the Acquisition, we entered into a management agreement with Berkshire Partners. Under this agreement, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million commencing on the first anniversary of the Acquisition. We pay this fee quarterly in advance. Through December 28, 2002, we have expensed approximately $1.8 million and paid Berkshire Partners approximately $619,000 under this agreement. In addition, upon consummation of the Acquisition, we paid Berkshire Partners an acquisition fee of $2.0 million. We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

        In January 2000, we issued a loan to Frederick J. Rowan, II, our Chairman, President, and Chief Executive Officer, in the amount of $4.3 million, the proceeds of which were used by Mr. Rowan to repay a previous loan from us in the amount of $1.5 million. In connection with the Acquisition, we amended the terms of this loan. As amended, the $4.3 million loan is payable in annual installments of

$600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. In December 2002, Mr. Rowan made a voluntary payment of $1.5 million on this obligation. The loan may become due, at our option, if Mr. Rowan is no longer our employee, if we close a public offering of Holdings equity securities, upon a change in voting control of Holdings, or upon other customary events of default. The loan is collateralized by his equity in Holdings. The loan bears interest at the average rate payable by us under the revolving portion of our senior credit facility. The loan is prepayable with proceeds of any disposition of Mr. Rowan's stock in Holdings. The highest outstanding balance under Mr. Rowan's loan during fiscal 2002 was $5.3 million. As of December 28, 2002, the outstanding balance of this obligation, including interest accrued thereon, is $3.8 million and is included in other assets on the accompanying consolidated balance sheets.

        In December of 2002, we paid Mr. Rowan a special bonus of $5.0 million.

        We paid dividends on our common stock held by Holdings in the amounts of approximately $60,000 for the Predecessor period from December 31, 2000 through August 14, 2001, and $70,000 for the Predecessor fiscal year ended December 30, 2000. Proceeds from these dividends were used by Holdings to repurchase shares of Holdings stock owned by certain of our former employees in the amounts of $60,000 for the Predecessor period from December 31, 2000 through August 14, 2001, and $70,000 for the Predecessor fiscal year ended December 30, 2000.

        In addition, during the Predecessor period from December 31, 2000 through August 14, 2001 and for the Predecessor fiscal year 2000, Holdings made $60,000 in capital contributions to us in connection with the issuance of shares of Holdings stock to certain of our employees. Each of the fiscal 2001 and 2000 transactions of $60,000 involved no cash proceeds, and we recognized these amounts as compensation expense.

        On August 15, 2001, we paid a dividend of approximately $128.6 million to Holdings. Holdings used these funds to repay debt and partially fund other payments in connection with the Acquisition, including payment to selling stockholders and option holders. Other than as described above and in Note 6, we have paid no dividends in fiscal years 2002, 2001, or 2000.

NOTE 16—SEGMENT INFORMATION:

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires segment information to be disclosed based on a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas, and major customers. For purposes of complying with SFAS 131, we have identified our two reportable segments as "Wholesale" and "Retail." We generally sell the same products in each business segment. Wholesale products are offered through our Wholesale distribution channel while the Retail segment reflects the operations of our retail stores. The Accounting policies of the segments are the same as those described in Note 2—"Nature of Business and Summary of Significant Accounting Policies." Each segment's results include the costs directly related to the segment's revenue and all other costs are allocated based on the relationship to consolidated net sales or units produced to support each segment's revenue. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.

        The table below presents certain segment information for the periods indicated ($000):

	Wholesale	Retail	Total
Successor fiscal year ended December 28, 2002:
Sales	$325,796	$253,751	$579,547
Adjusted EBITDA	$35,667	$44,664	$80,331
Successor for the period from August 15, 2001 through December 29, 2001:
Sales	$127,689	$108,091	$235,780
Adjusted EBITDA	$13,543	$24,440	$37,983
Predecessor for the period from December 31, 2000 through August 14, 2001:
Sales	$155,639	$127,088	$282,727
Adjusted EBITDA	$12,853	$15,354	$28,207
Predecessor fiscal year ended December 30, 2000:
Sales	$248,095	$215,280	$463,375
Adjusted EBITDA	$26,524	$31,517	$58,041

        A reconciliation of total segment Adjusted EBITDA to total consolidated income (loss) before income taxes is presented below ($000):

	Successor		Predecessor
	For fiscal year ended December 28, 2002	For the period from August 15, 2001 through December 29, 2001	For the period from December 31, 2000 through August 14, 2001	For fiscal year ended December 30, 2000
Total Adjusted EBITDA for reportable segments	$80,331	$37,983	$28,207	$58,041
Depreciation and amortization expense	(18,693)	(6,918)	(12,245)	(17,520)
Acquisition-related non-recurring charges	—	—	(11,289)	—
Non-recurring charges-plant closure costs	—	268	(1,116)	—
Non-recurring charges-other	(923)	—	—	—
Writedown of long-lived assets	(150)	—	(3,156)	—
Interest expense, net	(28,301)	(11,100)	(10,060)	(15,991)

Consolidated income (loss) before income taxes	$32,264	$20,233	$(9,659)	$24,530

        The table below represents inventory by segment at ($000):

	Successor, at		Predecessor, at
	December 28, 2002	December 29, 2001	December 30, 2000
Wholesale	$82,635	$66,191	$72,114
Retail	23,065	22,878	20,321

	$105,700	$89,069	$92,435

        Wholesale inventories include inventory produced and warehoused for the Retail segment.

        The following represents property, plant, and equipment, net, by geographic area as of ($000):

	Successor, at		Predecessor, at
	December 28, 2002	December 29, 2001	December 30, 2000
United States	$45,301	$40,603	$45,226
International	5,175	5,900	9,215

	$50,476	$46,503	$54,441

        Our international operations consist primarily of sewing facilities and, accordingly, no revenues are recorded at these locations.

        The following represents goodwill by segment at ($000):

	Successor, at
	December 28, 2002	December 29, 2001
Wholesale	$55,628	$55,704
Retail	83,654	83,768

	$139,282	$139,472

NOTE 17—CLOSURE OF MANUFACTURING FACILITIES:

        In the first quarter of fiscal 2001, we announced our plans to close our sewing facility located in Harlingen, Texas, which subsequently closed and ceased operations on May 11, 2001. In the first quarter of 2001, we recorded a non-recurring charge of approximately $582,000 for closure costs and involuntary termination benefits and a non-cash charge of approximately $742,000 related to the writedown of the asset value of the facility to its estimated net realizable value. As of March 30, 2002, all of the costs provided for in the first quarter of 2001 for severance and other termination benefits had been paid.

        In the second quarter of fiscal 2001, we announced our plans to close our fabric printing operations located in Barnesville, Georgia, which subsequently closed and ceased operations on June 29, 2001. In the second quarter of 2001, we recorded a non-recurring charge of approximately

$534,000 for closure costs and involuntary termination benefits and a non-cash charge of approximately $2.4 million related to the writedown of the asset value of these fabric printing operations to estimated net realizable value. As of June 29, 2002, all of the costs provided for in the second quarter of 2001 for severance and other termination benefits had been paid.

        In connection with the Acquisition, we re-evaluated the requirements for certain manufacturing operations, which we had previously planned to maintain to support our long-term revenue growth plans. After a thorough assessment of alternative sourcing opportunities, we decided to exit certain manufacturing operations. We made this decision in connection with our new ownership in advance of the Acquisition. As a result of this decision, on October 23, 2001, we announced our plans to close our cutting and fabric warehouse operations located in Griffin, Georgia, our embroidery operation located in Milner, Georgia, our bed and bath sewing and finishing operation located in Barnesville, Georgia, and our sewing facility located in San Pedro, Dominican Republic, all of which subsequently closed and ceased operations before the end of fiscal 2001. At the time of the Acquisition, we established a liability for these plant closures. As of June 29, 2002, all of the severance and other termination costs associated with these plant closures had been paid.

        The assets associated with the embroidery operations at Milner, Georgia were sold during the first quarter of 2002. During the second and third quarters of 2002, the assets related to our printing and sewing and finishing operations located in Barnesville, Georgia were sold. In the fourth quarter of fiscal 2002, we recorded a non-recurring charge of approximately $150,000 related to a further reduction in the carrying value of the land and building held for sale located in Barnesville, Georgia. The remaining assets included in assets held for sale on the accompanying consolidated balance sheet as of December 28, 2002 represent the land and building located in Barnesville, Georgia and land associated with the Harlingen, Texas facility.

NOTE 18—OTHER EXIT COSTS:

        In connection with the Acquisition and our new ownership, we announced our decision to terminate an initiative to open full-price retail stores. At Acquisition, we established a liability related to terminating three employees, exiting a full-price retail consulting contract, and providing for related lease obligations. As of June 29, 2002, all of the costs associated with exiting the full-price retail initiative were paid.

NOTE 19—RECENT EVENTS:

        On August 23, 2002, Holdings filed a registration statement with the Securities and Exchange Commission to register an initial public offering of up to $100.0 million of its common stock. That registration statement has not yet become effective. If the initial public offering is completed, Holdings intends to contribute to us a portion of its proceeds from the offering. In connection with this registration process, we incurred approximately $923,000 of expenses related to the offering, which have been expensed and are included in non-recurring charges-other on the accompanying consolidated statement of operations for the fiscal year ended December 28, 2002. In the fourth quarter of 2002, we decided to postpone the initial public offering process given the deterioration in equity market conditions.

ITEM 9.    CHANGE IN ACCOUNTANTS

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age, and position of each of our directors and executive officers. Each of our directors will hold office until the next annual meeting of our shareholders or until his successor has been elected and qualified. Our officers are elected by our Board of Directors and serve at the discretion of the Board of Directors.

Name	Age	Positions
Frederick J. Rowan, II	63	Chairman of the Board of Directors, President, and Chief Executive Officer
Joseph Pacifico	53	President-Marketing
Charles E. Whetzel, Jr.	52	Executive Vice President-Global Sourcing
David A. Brown	45	Executive Vice President-Operations
Michael D. Casey	42	Executive Vice President and Chief Financial Officer
Bradley M. Bloom	49	Director
Ross M. Jones	37	Director
David Pulver	61	Director
Paul Fulton	68	Director
John R. Welch	70	Director

        Frederick J. Rowan, II joined us in 1992 as President and Chief Executive Officer and became Chairman of our Board of Directors in October 1996. Prior to joining us, Mr. Rowan was Group Vice President of VF Corporation, a multi-division apparel company and, among other positions, served as President and Chief Executive Officer of both the H.D. Lee Company and Bassett-Walker, Inc., divisions of VF Corporation. Mr. Rowan, who has been involved in the textile and apparel industries for 38 years, has been in senior executive positions for nearly 26 of those years. Mr. Rowan began his career at the DuPont Corporation and later joined Aileen Inc., a manufacturer of women's apparel, where he subsequently became President and Chief Operating Officer.

        Joseph Pacifico joined us in 1992 as Executive Vice President-Sales and Marketing and was named President-Marketing in 1997. Mr. Pacifico began his career with VF Corporation in 1981 as a sales representative for the H.D. Lee Company and was promoted to the position of Vice President of Marketing in 1989, a position he held until 1992.

        Charles E. Whetzel, Jr. joined us in 1992 as Executive Vice President-Operations and was named Executive Vice President-Manufacturing in 1997. In 2000, Mr. Whetzel's title became Executive Vice President-Global Sourcing consistent with our focus on expansion of global sourcing capabilities. Mr. Whetzel began his career at Aileen Inc. in 1971 in the Quality function and was later promoted to Vice President of Apparel. Following Aileen Inc., Mr. Whetzel held positions of increased responsibility with Mast Industries, Health-Tex, and Wellmade Industries. In 1988, Mr. Whetzel joined Bassett-Walker, Inc. and was later promoted to Vice President of Manufacturing for the H.D. Lee Company.

        David A. Brown joined us in 1992 as Senior Vice President-Business Planning and Administration. In 1997, Mr. Brown was named Executive Vice President-Operations. Prior to 1992, Mr. Brown held various positions at VF Corporation including Vice President-Human Resources for both the H.D. Lee Company and Bassett-Walker, Inc. Mr. Brown also held human resource positions with Blue Bell, Inc. and Milliken & Company earlier in his career.

        Michael D. Casey joined us in 1993 as Vice President-Finance and was named Senior Vice President-Finance in 1997. In 1998, Mr. Casey was named Senior Vice President and Chief Financial Officer. In March of 2003, Mr. Casey was named Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Casey was a Senior Manager with Price Waterhouse LLP.

        Bradley M. Bloom became a director in August 2001. Mr. Bloom is a Managing Director of Berkshire Partners LLC, which he co-founded in 1986. He has been a director of several of Berkshire Partners' retailing companies, including Gordon Brothers Group, Sterling, Inc., America's Best Contacts and Eyeglasses, L.P., and Miami Cruise Line Services Holdings I B.V.

        Ross M. Jones became a director in August 2001. Mr. Jones is a Managing Director of Berkshire Partners LLC, which he joined in 1993. He has been a director of several of Berkshire Partners' retailing, manufacturing and business services companies, including AVW/ TELAV Inc., Sterling Collision Centers, Inc., and Thomas Built Buses, Inc.

        David Pulver became a director in January 2002. Mr. Pulver has been a private investor for approximately 20 years and is the president of Cornerstone Capital, Inc. and a current board member of Hearst-Argyle Television, Inc., and he was a board member of Costco Wholesale Corp. Mr. Pulver was a founder of The Children's Place, Inc. and served as its Chairman and Co-Chief Executive Officer until 1982.

        Paul Fulton became a director in May 2002. Mr. Fulton retired as President of Sara Lee Corp. in 1993, after spending 34 years with the company. He is currently non-Executive Chairman of the Board of Bassett Furniture Industries, Incorporated and is a current board member of Bank of America Corporation, Sonoco Products Company and Lowe's Companies Inc.

        John R. Welch became a director in February 2003. Mr. Welch retired as President of Mast Industries (Far East) Ltd. in April 2002 after spending the previous 18 years with the company. Mr. Welch also served as Executive Vice President of Operations at Warnaco Knitwear, a division of Warnaco, Inc.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth all cash compensation earned in fiscal years 2002, 2001, and 2000 by our Chief Executive Officer and each of the other four most highly compensated executive officers ("named executive officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements."

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation (a)	Securities Underlying Options (b)	All Other Compensation (c)
Frederick J. Rowan, II Chairman of the Board of Directors, President, and Chief Executive Officer	2002 2001 2000	$683,000 650,000 600,000	$5,853,800 812,500 1,080,000	$616,261 682,546 1,144,477	— 149,959 —	$	— 2,375,000 —
Joseph Pacifico President-Marketing	2002 2001 2000	$441,000 420,000 390,000	$358,300 341,250 456,300	$262,029 257,318 251,707	— 48,711 —	$	— 325,000 —
Charles E. Whetzel, Jr. Executive Vice President- Global Sourcing	2002 2001 2000	$314,000 285,000 262,500	$255,100 231,563 307,100	$158,411 146,454 140,809	— 48,711 —	$	— 325,000 —
David A. Brown Executive Vice President- Operations	2002 2001 2000	$314,000 285,000 262,500	$255,100 231,563 307,100	$117,184 118,538 166,166	— 48,711 —	$	— 325,000 —
Michael D. Casey Executive Vice President and Chief Financial Officer	2002 2001 2000	$299,000 250,000 210,000	$242,900 203,125 245,700	$125,251 116,278 100,097	— 48,711 —	$	— 1,175,000 —

(a)
Other annual compensation includes supplemental retirement plan benefits, automobile allowances, and medical cost reimbursement. In fiscal 2000, other annual compensation for Mr. Rowan included relocation assistance.

(b)
The shares numbers reflect the options to purchase shares of Holdings common stock.

(c)
All other compensation includes Acquisition-related management bonuses.

OPTION GRANTS IN 2002

        Holdings did not grant any options to acquire Holdings common stock to its named executive officers during fiscal 2002.

OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

        None of our named executive officers exercised options to purchase Holdings common stock during fiscal 2002. The following table sets forth the number of shares of Holdings common stock subject to options and the value of such options held by each of our named executive officers as of the last day of fiscal 2002. This table assumes a per share price of $39.52, which we estimate to be the fair market value of Holdings common stock on that date.

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)
			Value of Unexercised In-The-Money Options at Fiscal Year End ($)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick J. Rowan, II	281,946	119,967	$8,892,384	$1,787,508
Joseph Pacifico	9,742	38,969	$145,156	$580,638
Charles E. Whetzel, Jr.	9,742	38,969	$145,156	$580,638
David A. Brown	9,742	38,969	$145,156	$580,638
Michael D. Casey	9,742	38,969	$145,156	$580,638

EMPLOYMENT ARRANGEMENTS

        Frederick J. Rowan, II, Chairman of the Board of Directors, President, and Chief Executive Officer, entered into a revised employment agreement with us in December 2002. Mr. Rowan's employment agreement is for a five-year term, subject to termination upon notice. Pursuant to this agreement, Mr. Rowan received a $5.0 million special bonus and is entitled to receive:

  •
  a base salary, currently $717,000 for fiscal year 2003, subject to annual cost of living adjustments and any increases approved by the Board of Directors;

  •
  annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with our achievement of targeted performance levels as defined in the incentive compensation plan; and

  •
  specified fringe benefits, including a retirement trust.

        If we terminate Mr. Rowan's employment without cause, he will continue to receive his then-current salary and we will maintain fringe benefits on his behalf for three years following his termination. Mr. Rowan will also receive specified bonuses. Mr. Rowan has agreed not to compete with us for the two-year period following the end of his employment with us, unless he is terminated without cause, in which case the duration of such period is one year.

        In 1992, we entered into an agreement with Frederick J. Rowan, II which will provide Mr. Rowan with a Supplemental Executive Retirement Plan according to a formula which reflects his final average salary during the highest 36 consecutive months of his last 60 months of employment, offset by certain other retirement benefits provided by prior former employers and Social Security benefits to which he is entitled. The benefit calculation is subject to an overall maximum amount. The maximum amount equals the after tax benefit that would be realized by Mr. Rowan if he were to receive a fully taxable benefit of $385,000 payable under a 50% joint and survivor form of payment. The plan's normal retirement date is the first day of the month following the month in which Mr. Rowan attains age 65. Assets supporting the obligations of this agreement are held in a dedicated secular trust. The assets are comprised of insurance policies that have a cash value. In the most recent change in control of Carter's, the trust's assets were deemed sufficient to meet all obligations and according to the agreement with Mr. Rowan, we have no further obligations to make contributions to the trust.

        Joseph Pacifico, Charles E. Whetzel, Jr., David A. Brown, and Michael D. Casey each entered into a revised employment agreement with us in August 2001. The employment agreement of each of these executives is for a two-year term, which automatically extends annually for successive one-year terms, subject to termination upon notice. Pursuant to such agreements, Messrs. Pacifico, Whetzel, Brown, and Casey are entitled to receive:

  •
  a base salary, currently $463,000, $330,000, $330,000, and $329,000 for fiscal year 2003, subject to annual cost of living adjustments and any increases approved by the Board of Directors;

  •
  annual cash bonuses based upon a bonus plan to be determined each year by the Board of Directors in conjunction with our achievement of targeted performance levels as defined in the plan; and

  •
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

MANAGEMENT STOCK INCENTIVE PLAN

        Holdings has adopted a management stock incentive plan to provide incentives to our employees and directors and those of Holdings by granting them awards tied to the common stock of Holdings. Including the shares and options retained by management in the Acquisition, our employees will be able to earn up to approximately 21% of the capital stock of Holdings through their participation in this plan. Options will vest and become exercisable based on time and performance measurements.

DIRECTOR COMPENSATION

        We have established an annual compensation arrangement with David Pulver, Paul Fulton, and John R. Welch, under which each receives approximately $30,000 for serving as a director. We also have established arrangements to compensate Messrs. Pulver and Fulton for their participation in audit committee meetings, with each director receiving $1,000 for each audit committee meeting convening in conjunction with a board meeting and $2,500 for each audit committee meeting convening separately from a board meeting. In fiscal 2002, Mr. Pulver received $9,000 in connection with these participation arrangements. In special circumstances, we ask our directors to participate in additional meetings throughout the year. In fiscal 2002, Mr. Pulver and Mr. Fulton each received $1,000 for their contributions at a special strategy meeting. We pay no additional remuneration to Mr. Rowan or to executives of Berkshire Partners for serving as directors. There are no family relationships among any of the directors or executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of our issued and outstanding capital stock is owned by Holdings. Holdings also has a single class of capital stock outstanding. The following table sets forth, as of February 28, 2003, the number and percentage of shares of Holdings common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of the outstanding shares of Holdings common stock, (ii) each of our directors, (iii) each named executive officer, and (iv) all our directors and named executive officers as a group. Unless otherwise indicated in a footnote, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned. Notwithstanding the beneficial ownership of common stock presented below, the stockholders agreement entered into upon consummation of the Acquisition governs the stockholders' exercise of their voting rights with respect to the election of directors and other material events. The parties to the stockholders agreement have agreed to vote their shares to elect the Board of Directors as set forth therein. See Item 13 "Certain

Relationships and Related Transactions." As used in the table below, beneficial ownership has the meaning set forth in Rule 13d-3(d)(1) of the Securities Exchange Act of 1934. Unless indicated otherwise, the address for each individual listed below is: The William Carter Company, The Proscenium, 1170 Peachtree Street, NE Suite 900, Atlanta, Georgia 30309.

PRINCIPAL STOCKHOLDERS

	Beneficial Ownership
Beneficial Owner
	Shares	Percent
Berkshire Fund V, Limited Partnership (1)	5,082,616	90.2%
Frederick J. Rowan, II (2)	298,598	5.0%
Joseph Pacifico (3)	95,028	1.7%
Charles E. Whetzel, Jr. (3).	95,028	1.7%
David A. Brown (3)	95,028	1.7%
Michael D. Casey (3)	35,531	0.6%
Bradley M. Bloom (4)	—	—
Ross M. Jones (4)	—	—
David Pulver (5)	20,709	0.4%
Paul Fulton (6)	20,309	0.4%
All directors and officers as a group (7)	660,232	11.1%

(1)
Includes 3,233,290 shares of common stock held by Berkshire Fund V, Limited Partnership; 1,525,997 shares of common stock held by Berkshire Fund V Coinvestment Fund, Limited Partnership; and 323,329 shares of common stock held by Berkshire Investors LLC. Fifth Berkshire Associates LLC is the general partner of each of Berkshire Fund V, Limited Partnership and Berkshire Fund V Coinvestment Fund, Limited Partnership and has voting and investment power for each partnership. Fifth Berkshire Associates LLC and Berkshire Investors LLC have the same managing members including Messrs. Bloom and Jones. The address of each of these entities is c/o Berkshire Partners, One Boston Place, Suite 3300, Boston, Massachusetts 02108. Fifth Berkshire Associates LLC disclaims beneficial ownership in all the shares held by partnerships for which it is the general partner.

(2)
Includes 281,946 shares subject to currently exercisable options and no options that will become exercisable within 60 days of February 28, 2003.

(3)
Includes 9,742 shares subject to exercisable options and no options that will become exercisable within 60 days of February 28, 2003.

(4)
Messrs. Bloom and Jones are Managing Directors of Berkshire Partners LLC. By virtue of their positions as managing members of each of Berkshire Investors LLC and Fifth Berkshire Associates LLC, the general partner of Berkshire Fund V, Limited Partnership and Berkshire Fund V Coinvestment Fund, Limited Partnership, Messrs. Bloom and Jones may be deemed to possess beneficial ownership of 5,082,616 shares of common stock beneficially owned by these entities, which represents 90.2% of our outstanding common stock. However, neither Mr. Bloom nor Mr. Jones nor any other individual, acting alone, has voting or investment power with respect to the shares beneficially owned by these entities.

(5)
Mr. Pulver is the sole stockholder of Cornerstone Capital, Inc., which is the record holder of the shares set forth next to Mr. Pulver's name above. Includes 400 shares subject to exercisable options and no options that will become exercisable within 60 days of February 28, 2003. The address for Cornerstone Capital, Inc. is 2711 Rhone Drive, Palm Beach Gardens, FL 33410.

(6)
Includes no shares subject to exercisable options and no options that will become exercisable within 60 days of February 28, 2003. Mr. Fulton's address is c/o Bassett Furniture Industries, Inc., 380 Knollwood St., Suite 610 Winston-Salem, NC 27103.

(7)
Includes 321,715 shares subject to exercisable options and no options that will become exercisable within 60 days of February 28, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In January 2000, we issued a loan to Frederick J. Rowan, II, our Chairman, President, and Chief Executive Officer, in the amount of $4.3 million, the proceeds of which were used by Mr. Rowan to repay a previous loan from us in the amount of $1.5 million. In connection with the Acquisition, we amended the terms of this loan. As amended, the $4.3 million loan is payable in annual installments of $600,000 commencing on March 31, 2003, and thereafter on each anniversary thereof until such principal amount and all accrued and unpaid interest thereon has been repaid. In December 2002, Mr. Rowan made a voluntary payment of $1.5 million on this obligation. The loan may become due, at our option, if Mr. Rowan is no longer our employee, if we close a public offering of Holdings equity securities, upon a change in voting control of Holdings, or upon other customary events of default. The loan is collateralized by his equity in Holdings. The loan bears interest at the average rate payable by us under the revolving portion of our senior credit facility. The loan is prepayable with proceeds of any disposition of Mr. Rowan's stock in Holdings. The highest outstanding balance under Mr. Rowan's loan during fiscal 2002 was $5.3 million. As of February 28, 2003, $3.9 million remained outstanding under this loan.

        In connection with the Acquisition, we entered into a management agreement with Berkshire Partners LLC. Under this agreement, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million for four years commencing on the first anniversary of the Acquisition. We pay this fee quarterly in advance. In addition, upon consummation of the Acquisition, we paid Berkshire Partners an acquisition fee of $2.0 million. We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

        In connection with the Acquisition, Holdings entered into a stockholders agreement with each of its stockholders that provides for, among other things, restrictions and rights related to the transfer, sale or purchase of Holdings stock, and agreements related to the voting of shares of Holdings stock.

        On May 15, 2002, Paul Fulton purchased 20,309 shares of Holdings common stock from Holdings for aggregate consideration of $500,000.

        On April 5, 2002, David Pulver purchased 20,309 shares of Holdings common stock from Holdings for aggregate consideration of $500,000.

ITEM 14.    DISCLOSURE CONTROLS AND PROCEDURES

        Based on an evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in connection with our filing of this annual report for the year ended December 28, 2002.

        There were no significant changes in our internal controls or in any other factors which could significantly affect those controls, subsequent to the date of our most recent evaluation of our internal controls, including any corrective actions with regard to any significant deficiencies or material weakness.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this report:

    1.
    Financial Statements included in Item 8:

Report of Independent Accountants

Consolidated Balance Sheets at December 28, 2002 (Successor) and December 29, 2001 (Successor)

Consolidated Statements of Operations for the fiscal year ended December 28, 2002 (Successor), periods August 15, 2001 through December 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor), and for the fiscal year ended December 30, 2000 (Predecessor)

Consolidated Statements of Cash Flows for the fiscal year ended December 28, 2002 (the Successor), the periods August 15, 2001 through December 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor), and for the fiscal year ended December 30, 2000 (Predecessor)

Consolidated Statements of Changes in Common Stockholder's Equity for the fiscal year ended December 28, 2002 (Successor), the periods August 15, 2001 through December 29, 2001 (Successor) and December 31, 2000 through August 14, 2001 (Predecessor), and for the fiscal year ended December 30, 2000 (Predecessor)

Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules: None

    3.
    Exhibits:

Exhibit Number	Description of Exhibits
3.1	Restated Articles of Organization of The William Carter Company.*
3.2	By-laws of The William Carter Company.*
4.1	Indenture dated as of August 15, 2001 between The William Carter Company, the Guarantors named therein and State Street Bank and Trust Company, as Trustee.**
4.2	Exchange and Registration Rights Agreement dated August 15, 2001 between The William Carter Company, Goldman, Sachs & Co., Fleet Securities, Inc. and BNP Paribas Securities Corp.*
4.3	Form of 10.875% senior subordinated note.*
10.1	Amended and Restated Promissory Note dated August 15, 2001 between The William Carter Company and Frederick J. Rowan, II.*
10.2	Amended and Restated Employment Agreement between Carter Holdings, Inc., The William Carter Company and Frederick J. Rowan, II, dated as of August 15, 2001.
10.3	Amended and Restated Employment Agreement between The William Carter Company and Joseph Pacifico, dated as of August 15, 2001.**
10.4	Amended and Restated Employment Agreement between The William Carter Company and Charles E. Whetzel, Jr., dated as of August 15, 2001.**
10.5	Amended and Restated Employment Agreement between The William Carter Company and David A. Brown, dated as of August 15, 2001.**

10.6	Amended and Restated Employment Agreement between The William Carter Company and Michael D. Casey, dated as of August 15, 2001.**
10.7	The Purchase Agreement, dated as of August 8, 2001, by and among CH Acquisitions LLC and Goldman, Sachs & Co., Fleet Securities, Inc. and BNP Paribas Securities Corp. and joined as of the Closing Date by The William Carter Company and Carter's de San Pedro, Inc. and Carter's Imagination, Inc. with respect to the $175,000,000 aggregate principal amount of 10.875% Senior Subordinated Notes due 2011.**
10.8	Credit and Guaranty Agreement dated August 15, 2001 among The William Carter Company, as Borrower, Carter Holdings, Inc. and certain subsidiaries of The William Carter Company, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P., as Lead Arranger and Syndication Agent, Fleet National Bank, as Administrative Agent and Collateral Agent, and BNP Paribas, as Documentation Agent.**
10.9	Amended and Restated Stock Pledge Agreement dated August 15, 2001 between The William Carter Company and Frederick J. Rowan, II.**
10.10	Lease Agreement dated February 16, 2001 between The William Carter Company and Proscenium, L.L.C**
21	Subsidiaries of The William Carter Company.*

*
Incorporated by reference to our Registration Statement on Form S-4 (No. 333-72790) filed on November 5, 2001.

**
Incorporated by reference to Carter Holdings, Inc.'s Registration Statement on Form S-1 (No. 333-98679) filed on August 23, 2002.

(b)
Reports on Form 8-K: None

SIGNATURES

        Pursuant to the requirements of section 13 or 15(a) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Atlanta, Georgia on March 27, 2003.

THE WILLIAM CARTER COMPANY
By:	/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II	Chairman of the Board of Directors, President, and Chief Executive Officer
/s/ MICHAEL D. CASEY Michael D. Casey	Executive Vice President and Chief Financial Officer
/s/ BRADLEY M. BLOOM Bradley M. Bloom	Director
/s/ ROSS M. JONES Ross M. Jones	Director
/s/ DAVID PULVER David Pulver	Director
/s/ PAUL FULTON Paul Fulton	Director
/s/ JOHN R. WELCH John R. Welch	Director

CERTIFICATION

I, Frederick J. Rowan, II, certify that:

1.
I have reviewed this annual report on Form 10-K of The William Carter Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II Chief Executive Officer

CERTIFICATION

I, Michael D. Casey, certify that:

1.
I have reviewed this annual report on Form 10-K of The William Carter Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ MICHAEL D. CASEY Michael D. Casey Chief Financial Officer

CERTIFICATION

        Each of the undersigned in the capacity indicated hereby certifies that, to his knowledge, this Annual Report on Form 10-K for the year ended December 28, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of The William Carter Company.

Date: March 27, 2003	/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II Chief Executive Officer
Date: March 27, 2003	/s/ MICHAEL D. CASEY Michael D. Casey Chief Financial Officer

QuickLinks

PART I
PART II
NOTES TO SELECTED FINANCIAL DATA
THE WILLIAM CARTER COMPANY (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
THE WILLIAM CARTER COMPANY (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)
THE WILLIAM CARTER COMPANY (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands)
THE WILLIAM CARTER COMPANY (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
THE WILLIAM CARTER COMPANY (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY (dollars in thousands)
THE WILLIAM CARTER COMPANY (A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
SUMMARY COMPENSATION TABLE
PRINCIPAL STOCKHOLDERS
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION