Form 10-Q
period 2003-04-05
CARTER WILLIAM CO /GA/
filed 2003-05-16
CIK 795363

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 5, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-22155

THE WILLIAM CARTER COMPANY

(Exact name of registrant as specified in charter)

Massachusetts	04-1156680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Applicable only to corporate issuers:

As of May 16, 2003, there were 1,000 shares of Common Stock outstanding.

FORM 10-Q

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	April 5, 2003	December 28, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,502	$35,562
Accounts receivable, net	40,684	53,600
Inventories, net	99,042	105,700
Prepaid expenses and other current assets	5,248	4,203
Assets held for sale	500	700
Deferred income taxes	10,293	10,021

Total current assets	195,269	209,786

Property, plant, and equipment, net	50,405	50,476
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $8,125 and $6,875	6,875	8,125
Deferred debt issuance costs, net	10,840	11,248
Other assets	3,632	4,199

Total assets	$626,536	$643,349

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,201	$6,346
Accounts payable	22,090	34,669
Other current liabilities	33,158	38,309

Total current liabilities	56,449	79,324

Long-term debt	291,009	291,276
Deferred income taxes	83,361	83,873
Other long-term liabilities	10,071	10,140

Total liabilities	440,890	464,613

Commitments and contingencies
Common stockholder’s equity:
Common stock, voting; par value $.01 per share; 200,000 shares authorized, 1,000 shares issued and outstanding at April 5, 2003 and December 28, 2002	—	—
Additional paid-in capital	146,645	146,645
Retained earnings	39,001	32,091

Total common stockholder’s equity	185,646	178,736

Total liabilities and stockholder’s equity	$626,536	$643,349

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the three-month periods ended
	April 5, 2003	March 30, 2002

Net sales	$165,993	$124,595
Cost of goods sold	105,389	76,706

Gross profit	60,604	47,889
Selling, general, and administrative expenses	44,921	39,271
Royalty income	(2,554)	(1,961)

Operating income	18,237	10,579
Interest expense, net	7,002	6,889

Income before income taxes	11,235	3,690
Provision for income taxes	4,325	1,421

Net income	$6,910	$2,269

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the three-month periods ended
	April 5, 2003	March 30, 2002
Cash flows from operating activities:
Net income	$6,910	$2,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,949	4,167
Amortization of debt issuance costs	408	408
Accretion of debt discount	33	32
Gain on disposal of assets	—	(112)
Loss on disposal of assets held for sale	—	68
Deferred tax (benefit) provision	(784)	104
Effect of changes in operating assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	12,916	(2,534)
Inventories	6,658	3,425
Prepaid expenses and other assets	(1,078)	832
Decrease in liabilities:
Accounts payable and other liabilities	(17,675)	(2,203)

Net cash provided by operating activities	12,337	6,456

Cash flows from investing activities:
Capital expenditures	(3,471)	(1,727)
Proceeds from sale of property, plant, and equipment	4	142
Proceeds from assets held for sale	—	227
Collections on loan	600	—

Net cash used in investing activities	(2,867)	(1,358)

Cash flows from financing activities:
Payments of term loan	(5,445)	(625)
Payments of capital lease obligations	(85)	(333)

Net cash used in financing activities	(5,530)	(958)

Net increase in cash and cash equivalents	3,940	4,140
Cash and cash equivalents, beginning of period	35,562	24,692

Cash and cash equivalents, end of period	$39,502	$28,832

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PREPARATION:

In our opinion, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (“Carter’s,” “we,” “us,” and “our”) contain all adjustments necessary to present fairly our financial position as of April 5, 2003 and the results of our operations and cash flows for the three-month periods ended April 5, 2003 and March 30, 2002.  Operating results for the three-month period ended April 5, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.  Our accompanying condensed consolidated balance sheet as of December 28, 2002 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q.  The accounting policies we follow, except as described in Note 7, are set forth in our most recently filed annual report on Form 10-K in the Notes to our Consolidated Financial Statements for the fiscal year ended December 28, 2002.

Our fiscal year ends on the Saturday in December or January nearest the last day of December.  Consistent with this policy, fiscal 2002 ended on December 28, 2002, and fiscal 2003 will end on January 3, 2004.  As a result, fiscal 2003 will contain 53 weeks of financial results.  The additional week in fiscal 2003 was included in the first quarter of 2003.  Therefore, the accompanying consolidated financial statements for the first quarter of 2003 reflect our financial position as of April 5, 2003 and for the 14-week period then ended.  The first quarter of 2002 ended on March 30, 2002 and included 13 weeks of financial results.

STOCK BASED COMPENSATION:

We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion No. 25 (“APB 25”).  Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).

The following table illustrates the effect on net income if compensation expense for our option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148 ($000):

	For the three-month periods ended
	April 5, 2003	March 30, 2002
Net income, as reported	$6,910	$2,269

Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	4	—
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(133)	(122)

Pro forma net income	$6,781	$2,147

For basic options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to be approximately $10 per share for options granted in 2001, $10 to $17 per share for options granted in 2002, and $10 per share for options granted in 2003.  These per share option values were calculated at an assumed risk free interest rate of 2.9% for 2003, 4.4% to 3.0% for 2002, and 5.5% for 2001, with an expected life of 10 years.  No dividends were assumed.

For performance options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to be approximately $9 per share for options granted in 2001, $10 to $17 per share for options granted in 2002, and $10 per share for options granted in 2003.  These per share option values were calculated at the same assumed risk free interest rates shown above with an expected life of 10 years.  No dividends were assumed.

NOTE 2 — THE COMPANY:

Carter’s is a wholly-owned subsidiary of Carter Holdings, Inc. (“Holdings”).  Holdings has no significant assets or investments other than the shares of Carter’s common stock.

We design, source, manufacture, and market premier branded childrenswear under the Carter’s, Carter’s Classics, and Tykes brand names.  Our products are sourced through production at company-based sewing facilities located in Costa Rica and Mexico and through contractual arrangements with third-party manufacturers throughout the world.  Products are manufactured for wholesale distribution to major domestic retailers and for our 158 retail stores that market our brand name merchandise and certain products manufactured by other companies.  Our retail operations represented approximately 34% and 43% of our consolidated net sales in the first quarters of 2003 and 2002.

NOTE 3 — INVENTORIES:

Inventories consisted of the following ($000):

	April 5, 2003	December 28, 2002
Finished goods	$89,522	$99,609
Work in process	6,527	3,509
Raw materials and supplies	2,993	2,582

Total	$99,042	$105,700

NOTE 4 — PARENT COMPANY TRANSACTIONS:

During the first quarter of 2003, Holdings issued options to purchase its common stock to one of our directors.  Additionally, Holdings issued options to purchase its common stock to certain employees.  No compensation expense was recorded on these option grants, as the fair market value of the options issued as of the date of grant was deemed to equal the exercise price of the options.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS:

In connection with the acquisition of Holdings by Berkshire Partners LLC and affiliates (the “Acquisition”), as more fully described in Note 1 to our consolidated financial statements in our most recently filed annual report on Form 10-K, we adopted provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”) and applied the required provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, our tradename and goodwill have now been deemed to have indefinite lives and are no longer being amortized.  Our licensing agreements are being amortized over the average three-year life of such agreements.  Amortization expense for the first quarter of 2003 and 2002 was $1.3 million and is expected to be $5.0 million for fiscal 2003 and $3.1 million for 2004.

NOTE 6 — SEGMENT INFORMATION:

Our two business segments are “Wholesale” and “Retail.”  We generally sell the same products in each business segment.  Wholesale products are offered through our Wholesale distribution channel while the Retail segment reflects the operations of our retail stores.  Each segment’s results include the costs directly related to the segment’s revenue and all other costs are allocated based on the relationship of such costs to consolidated net sales or units produced to support each segment’s revenue.

The table below presents certain segment information for the periods indicated ($000):

	For the three-month periods ended
	April 5, 2003	March 30, 2002

Net sales:
Wholesale	$109,051	$71,059
Retail	56,942	53,546
Total net sales	$165,993	$124,595

EBITDA:
Wholesale	$14,620	$8,565
Retail	8,566	6,181
Total EBITDA	$23,186	$14,746

EBITDA, in the above table, represents earnings before interest, income tax expense, depreciation, and amortization.  It is presented because it is a basis used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties, in evaluating performance of companies in our industry.  We believe EBITDA is an accepted indicator of our ability to incur and service debt obligations and make capital expenditures.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America.  It should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, or an alternative to net income indicating our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.  Our definition and calculation of EBITDA may not be comparable to similarly titled measures used by other companies.

A reconciliation of total EBITDA for reportable segments to consolidated income before income taxes is presented below ($000):

	For the three-month periods ended
	April 5, 2003	March 30, 2002

Total EBITDA for reportable segments	$23,186	$14,746
Depreciation and amortization expense	(4,949)	(4,167)
Interest expense, net	(7,002)	(6,889)
Consolidated income before income taxes	$11,235	$3,690

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations).  SFAS 143 also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  We adopted the provisions of SFAS 143 in the first quarter of 2003, and the impact of such adoption was not material to our financial position or results of operations for the first quarter of 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, are effective for fiscal 2003.  We adopted the provisions of SFAS 145 in the first quarter of 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions that must be met in order for costs associated with contract terminations, facility consolidations, employee relocations, and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 are required to be applied prospectively to exit or disposal activities initiated by us after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements.  The transition and annual disclosure requirements were effective for us as of December 28, 2002.  The interim disclosure requirements are effective for the first quarter of fiscal 2003 and have been reflected in Note 1 to the unaudited condensed consolidated financial statements.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of the risks relating to our business, our results of operations, and our current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.  Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results.  We base these statements on certain assumptions that we consider reasonable.  For further information about risks and exposures relating to our business and our company, you should read Item 3 of this quarterly report entitled “Quantitative and Qualitative Disclosures about Market Risks” and the section entitled “Risks Relating To Our Business” in our latest annual report on Form 10-K.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 3.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we have no intention or obligation to update forward-looking statements after we file this quarterly report.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each such period:

	As a percentage of net sales for the three-month periods ended
	April 5, 2003	March 30, 2002

Wholesale sales	65.7%	57.0%
Retail sales	34.3	43.0

Net sales	100.0	100.0
Cost of goods sold	63.5	61.6

Gross profit	36.5	38.4
Selling, general, and administrative expenses	27.1	31.5
Royalty income	(1.5)	(1.6)

Operating income	11.0	8.5
Interest expense, net	4.2	5.5

Income before income taxes	6.8	3.0
Provision for income taxes	2.6	1.2

Net income	4.2%	1.8%

Number of retail stores at end of period	158	152

Three-month period ended April 5, 2003 compared to three-month period ended March 30, 2002

NET SALES.    The three-month period ended April 5, 2003 contained 14 weeks as compared to the three-month period ended March 30, 2002, which contained 13 weeks.  In the first quarter of fiscal 2003, consolidated net sales increased $41.4 million, or 33.2%, to $166.0 million from $124.6 million in the first quarter of fiscal 2002.  This first quarter increase in revenue over the prior year is due to continued strong product performance, the timing of new product launches, our focus on improving the value of our core products through our global sourcing capabilities, effective merchandising and pricing strategies, and the additional week of selling in the first quarter of 2003.

Total wholesale sales increased $38.0 million, or 53.5%, to $109.1 million in the first quarter of 2003 from $71.1 million in the first quarter of 2002.  Wholesale sales, excluding discount store channel and off-price sales, increased $30.0 million, or 47.3%, to $93.4 million from $63.4 million in the first quarter of 2002.  This increase in wholesale sales reflects significant growth in our baby and playclothes lines driven by strong product performance within the majority of our key wholesale accounts and new pricing strategies offset by lower demand for our sleepwear product line.

Discount store channel sales, which increased $8.0 million to $12.5 million from $4.4 million in the first quarter of 2002 contributed to the increase in total wholesale sales for the first quarter of 2003.  This growth reflects strong performance across all product lines that are sold within this channel.

Our retail store sales were $56.9 million for the first quarter of 2003, an increase of $3.4 million, or 6.4%, compared to the first quarter of 2002.  The primary driver of this increase is the additional week of sales in the first quarter of 2003.  Also contributing to the increase was incremental revenue generated from new stores opened subsequent to March 30, 2002.  Comparable store sales for the first quarter of 2003, on a 14-week versus 13-week basis increased 2.5%, based on 144 locations.  Comparing the first 14 weeks of 2003 to the first 14 weeks of 2002, comparable store sales decreased (5.7%).  This decrease reflects inclement weather, the shift of the Easter holiday into the second quarter of 2003, and continued weakness in the economy.  During the first quarter of 2003, we opened three retail stores and closed one.  There were a total of 158 stores as of April 5, 2003.  We plan to open eleven stores and close four stores during the balance of 2003.

GROSS PROFIT.    Our gross profit increased $12.7 million, or 26.6%, to $60.6 million in the first quarter of 2003 from $47.9 million in the first quarter of 2002.  Gross profit as a percentage of net sales in the first quarter of 2003 decreased to 36.5% from 38.4% in the first quarter of 2002.  This decrease in gross profit, relative to sales, has resulted primarily from a higher mix of wholesale revenues that generally yield lower margins than similar products sold through our retail channel.  Total wholesale sales, including discount store and off-price sales, were 66% of total sales in the first quarter of 2003 as compared to 57% in the first quarter of 2002.  Gross margin also reflects the impact of lower average prices on certain core products.  These declines in gross margin were partially offset by additional product cost reductions achieved through the continued expansion of our global sourcing strategy.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    Selling, general, and administrative expenses for the first quarter of 2003 increased $5.7 million, or 14.4%, to $44.9 million from $39.3 million in the first quarter of 2002.  Selling, general, and administrative expenses as a percentage of net sales decreased to 27.1% in the first quarter of 2003 from 31.5% in the first quarter of 2002 due to the benefit of leveraging operating expenses on higher levels of revenue partially offset by higher distribution costs driven by unit volume growth.

ROYALTY INCOME.    We license the use of the Carter’s, Carter’s Classics, and Tykes names to certain licensees.  Our royalty income in the first quarter of 2003 increased $0.6 million, or 30.2%, to $2.6 million compared to $2.0 million in the first quarter of 2002.  This increase resulted from the continued extension of our brand through our licensing arrangements.

OPERATING INCOME.    Operating income for the first quarter of 2003 increased $7.7 million, or 72.4%, to $18.2 million compared to $10.6 million in the first quarter of 2002.  Operating income as a percentage of net sales increased to 11.0% in the first quarter of 2003 compared to 8.5% in the first quarter of 2002.  This increase primarily results from the impact of higher levels of revenue and operating expense leverage described above.

INTEREST EXPENSE, NET.    Interest expense in the first quarter of 2003 increased $0.1 million to $7.0 million as compared to $6.9 million in the first quarter of 2002.  Interest expense for the first quarter of 2003 includes an additional week of interest offset by lower variable interest rates payable on term loan indebtedness.

INCOME TAXES.    We recorded a provision for income taxes of $4.3 million in the first quarter of 2003 compared to $1.4 million in the first quarter of 2002.  Our effective tax rate was approximately 38.5% during the first quarters of 2003 and 2002.

NET INCOME.    As a result of the factors noted above, our first quarter 2003 net income was approximately $6.9 million, as compared to approximately $2.3 million in the first quarter of 2002.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital, capital expenditures, and debt service.  Historically, we have financed these needs primarily through internally generated cash flow and funds borrowed under a senior credit facility.  Our primary source of liquidity will continue to be cash flow from operations and borrowings available under our credit facilities, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

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

Net accounts receivable at April 5, 2003 were $40.7 million compared to $38.0 million at March 30, 2002 and $53.6 million at December 28, 2002.  The first quarter increase over the comparable quarter in 2002 reflects a higher level of wholesale shipments in the latter part of the first quarter ended April 5, 2003.  Due to the seasonal nature of our operations, the net accounts receivable balance at April 5, 2003 is not comparable to the net accounts receivable balance at December 28, 2002.

Net inventories at April 5, 2003 were $99.0 million compared to $85.6 million at March 30, 2002 and $105.7 million at December 28, 2002.  The first quarter increase in net inventory levels as compared to March 30, 2002 is to support second quarter 2003 shipping requirements.  We expect inventories to be higher during the balance of the year to support increased levels of demand including the launch of our new brand Child of Mine that begins shipping to substantially all U.S.-based Wal-Mart stores in June 2003.  Due to the seasonal nature of our operations, net inventories at April 5, 2003 are not comparable to net inventories at December 28, 2002.

Net cash provided by operating activities for the first quarter of 2003 was $12.3 million compared to $6.5 million in the first quarter of 2002.  The change in net cash provided by operating activities in the first quarter of 2003 compared to the first quarter of 2002 is primarily attributable to the increase in net income and reductions in accounts receivable and inventory, partially offset by reductions in current liabilities.

Our current levels of cash and borrowing capacity available under the senior credit facility are expected to fund the additional working capital required to support forecasted increases in demand.

We have invested $3.5 million in capital expenditures during the first quarter of 2003 as compared to $1.7 million during the first quarter of 2002.  We plan to invest an additional $17.0 million in capital expenditures during the remainder of fiscal 2003.  Major investments include retail store openings and remodeling, fixturing programs for wholesale customers, and expansion of distribution capabilities.

At April 5, 2003, we had approximately $292.2 million of debt outstanding, consisting of $173.9 million of senior subordinated notes (the “Notes”), $118.3 million in term loan borrowings, and no revolver borrowings under the senior credit facility, exclusive of approximately $9.5 million of outstanding letters of credit.  At April 5, 2003, we had approximately $50.5 million of financing available under our revolving loan facility.  At December 28, 2002, we had approximately $297.6 million of debt outstanding, consisting of $173.9 million of Notes, $123.8 million in term loan borrowings and no revolver borrowings under the senior credit facility, exclusive of approximately $16.3 million of outstanding letters of credit.  The borrowings under the revolving credit facility will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

Principal borrowings under the term loan are due and payable in eighteen quarterly installments of $300,267 from June 30, 2003 through September 30, 2007 and four quarterly payments of approximately $28.2 million from December 31, 2007 through September 30, 2008.  Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months.  The outstanding balance of the revolving credit facility is payable in full on August 15, 2006, and interest is payable quarterly, or more frequently in the event we have chosen a Eurodollar rate option available under the terms of the senior credit facility.  No principal payments are required on the Notes prior to their scheduled maturity in August 2011.  Interest is payable semi-annually on the Notes in February and August of each year, in the amount of $9.5 million for each payment.  These payments commenced on February 15, 2002.

The senior credit facility sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Holdings, excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 50% or 75% of consolidated excess cash flow, depending on the applicable leverage ratio, as both terms are defined in the senior credit facility.  The terms of the consolidated excess cash flow condition were effective for fiscal 2002 and, accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003.  This excess cash flow condition may result in the future annual prepayments depending on the consolidated excess cash flow generated in each year.  The lenders will apply such prepayments first to the term loan and, second, to permanently reduce the revolving credit commitments.  Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty.  The lenders will apply such optional prepayments according to our instruction.

As provided by a management agreement with Berkshire Partners, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million per year for four years, commencing on the first anniversary of the Acquisition.  We pay this fee quarterly in advance.  We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

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

The senior credit facility imposes certain covenants, requirements, and restrictions on actions by us and our subsidiaries that, among other things, restrict the payment of dividends.

EFFECTS OF INFLATION

We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and higher interest rates.  The effects of inflation in changing prices on our net sales, revenues, and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  Due to the competitive nature of the children’s apparel industry, there is no assurance that this trend will not continue.  While we have been successful in offsetting such deflationary pressures through expansion of our global sourcing capabilities, if the trend in selling prices outpaces our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Over the past five fiscal years, approximately 58% of our consolidated net sales was generated in the second half of our fiscal year.  We believe, generally, that the seasonality of sales and profitability is a factor that affects the baby and young children’s apparel industry and is primarily due to retailers’ emphasis on price reductions in the first quarter, promotional retailers’ and manufacturers’ emphasis on closeouts of the prior year’s product lines, and “back-to-school” and holiday shopping patterns.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements contained in our most recently filed annual report on Form 10-K.  The following discussion addresses our critical accounting policies, which are those that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue recognition:  We recognize wholesale revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred.  As discussed in Note 2 to our consolidated financial statements contained in our most recently filed annual report on Form 10-K, in certain cases, this does not occur until the goods have reached the specified customer.  We consider revenue realized or realizable and earned when the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured.  In the normal course of business, we grant certain accommodations and allowances to our wholesale customers.  Such amounts are reflected as reductions of net sales.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

Inventory:  We write down our inventory for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of April 5, 2003, we have approximately $360 million in goodwill and tradename assets.  The fair value of the Carter’s tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 11%.  The tradename was determined to have an indefinite life.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of goodwill is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

Accrued expenses:  Accrued expenses for health insurance, workers compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Accounting for income taxes:  As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying unaudited condensed consolidated statement of operations.

Stock-based compensation arrangements:  We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale.  In the absence of a public market for Holdings common stock, management and the Board of Directors estimate the market value of Holdings common stock for all option grant and stock issuance dates using an approach based upon a multiple of Adjusted EBITDA.  Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related non-recurring charges, write-downs of long-lived assets, non-recurring charges-plant closure costs, and non-recurring charges-other.  Adjusted EBITDA is not a measurement under generally accepted accounting principles.

Accounting for contingencies:  From time to time, we are named as a defendant in legal actions arising from normal operations.  We account for such contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”, which requires us to record an estimated loss liability when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies.  As additional information becomes known, such estimates are revised and updated as necessary and may fluctuate from period to period.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations).  The statement also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  We adopted the provisions of SFAS 143 in the first quarter of 2003 and the impact of such adoption was not material to our financial position or results of operations for the first quarter of 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, are effective for fiscal 2003.  We adopted the provisions of SFAS 145 in the first quarter of 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, employee relocations, and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 are required to be applied prospectively to exit or disposal activities initiated by us after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements.  The transition and annual disclosure requirements were effective for us as of December 28, 2002.  The interim disclosure requirements are effective for the first quarter of fiscal 2003 and have been reflected in Note 1 to the unaudited condensed consolidated financial statements.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the operation of our business, we have market risk exposures to global sourcing, raw material prices, and interest rates.  Each of these risks and our strategies to manage our exposure to them is discussed below.

We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries.  As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of additional regulations relating to imports, duties, taxes, and other charges on imports, any significant decreases in the value of the dollar against foreign currencies, and restrictions on the transfer of funds.  These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products in the United States or affect our operating income.  Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.  We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.  We are unable to predict whether the emerging Severe Acute Respiratory Syndrome, or SARS, epidemic will have a negative effect on our procurement of products from China, Taiwan, or other parts of Asia.  If the spread of this epidemic impacts our ability to obtain products on a timely basis, there could be disruption in our operations.

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

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.

Our operating results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates.  At April 5, 2003, outstanding debt aggregated $292.2 million, of which $118.3 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $1.2 million and could have an adverse effect on our net income and cash flow.  Pursuant to the provisions of the senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt.  The cap rate is 7.0% and the arrangement expires on December 7, 2004.

ITEM 4.                         DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in connection with our filing of this quarterly report on Form 10-Q for the period ended April 5, 2003.

There were no significant changes in our internal controls or in any other factors, which could significantly affect those controls, subsequent to the date of our most recent evaluation of our internal controls, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

From time to time, we have been involved in various legal proceedings.  We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation, if resolved adversely to us, would have a material adverse effect on our financial condition or results of operations or cash flows.

During 2002, a lawsuit was filed against us in which the plaintiff is claiming damages of approximately $830,000 related to an alleged oral guarantee of money owed to it by a third-party vendor.  We have not provided for this exposure, as we believe that this claim is without merit and we intend to vigorously defend this matter.

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On February 20, 2003, the holder of all of our 1,000 shares of common stock, voted by unanimous written consent in lieu of a special meeting to elect Paul Fulton and John R. Welch as directors of The William Carter Company.  Also on February 20, 2003, David A. Brown and Joseph Pacifico resigned as directors.  After February 20, 2003, the directors of The William Carter Company were as follows: Frederick J. Rowan, II, Bradley M. Bloom, Ross M. Jones, David Pulver, Paul Fulton, and John R. Welch.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:  None

(b) Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAM CARTER COMPANY

Date: May 16, 2003	/s/ FREDERICK J. ROWAN, II

Frederick J. Rowan, II
Chairman, President, and
Chief Executive Officer

Date: May 16, 2003	/s/ MICHAEL D. CASEY

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

Date: May 16, 2003

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

Date: May 16, 2003

/s/ MICHAEL D. CASEY

Michael D. Casey

Chief Financial Officer