Form 10-Q
period 2003-07-05
CARTER WILLIAM CO /GA/
filed 2003-08-19
CIK 795363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 5, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-22155

THE WILLIAM CARTER COMPANY

(Exact name of registrant as specified in charter)

Massachusetts	04-1156680
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Applicable only to corporate issuers:

As of August 19, 2003, there were 1,000 shares of Common Stock outstanding.

FORM 10-Q

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	July 5, 2003	December 28, 2002
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$4,959	$35,562
Accounts receivable, net	59,904	53,600
Inventories, net	132,910	105,700
Prepaid expenses and other current assets	5,065	4,903
Deferred income taxes	11,096	10,021

Total current assets	213,934	209,786

Property, plant, and equipment, net	49,952	50,476
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $9,375 and $6,875	5,625	8,125
Deferred debt issuance costs, net	10,433	11,248
Other assets	3,659	4,199

Total assets	$643,118	$643,349

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:

Current maturities of long-term debt	$1,201	$6,346
Accounts payable	34,253	34,669
Other current liabilities	36,161	38,309

Total current liabilities	71,615	79,324

Long-term debt	290,742	291,276
Deferred income taxes	82,926	83,873
Other long-term liabilities	10,001	10,140

Total liabilities	455,284	464,613

Commitments and contingencies

Common stockholder’s equity:
Common stock, voting; par value $.01 per share; 200,000 shares authorized, 1,000 shares issued and outstanding at July 5, 2003 and December 28, 2002	—	—
Additional paid-in capital	146,745	146,645
Retained earnings	41,089	32,091

Total common stockholder’s equity	187,834	178,736

Total liabilities and stockholder’s equity	$643,118	$643,349

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Net sales	$140,008	$119,095	$306,001	$243,690
Cost of goods sold	90,153	73,363	195,542	150,069

Gross profit	49,855	45,732	110,459	93,621
Selling, general, and administrative expenses	41,843	39,642	86,764	78,913
Royalty income	(1,903)	(1,814)	(4,457)	(3,775)

Operating income	9,915	7,904	28,152	18,483
Interest expense, net	6,519	7,081	13,521	13,970

Income before income taxes	3,396	823	14,631	4,513
Provision for income taxes	1,308	317	5,633	1,738

Net income	$2,088	$506	$8,998	$2,775

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six-month periods ended
	July 5, 2003	June 29, 2002
Cash flows from operating activities:

Net income	$8,998	$2,775
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,991	8,565
Amortization of debt issuance costs	815	815
Accretion of debt discount	66	65
Non-cash compensation expense	—	308
Gain on sale of property, plant, and equipment	(21)	(200)
Deferred tax benefit	(2,022)	(661)
Effect of changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(6,304)	(4,612)
Inventories	(27,210)	(9,032)
Prepaid expenses and other assets	(672)	1,118
(Decrease) increase in liabilities:
Accounts payable and other liabilities	(5,579)	227

Net cash used in operating activities	(21,938)	(632)

Cash flows from investing activities:

Capital expenditures	(6,810)	(5,552)
Proceeds from sale of property, plant, and equipment	275	498
Collections on loan	600	—

Net cash used in investing activities	(5,935)	(5,054)

Cash flows from financing activities:

Payments of term loan	(5,745)	(937)
Payments of capital lease obligations	(129)	(415)
Proceeds from contributions from Holdings	100	500
Other	3,044	—

Net cash used in financing activities	(2,730)	(852)

Net decrease in cash and cash equivalents	(30,603)	(6,538)
Cash and cash equivalents, beginning of period	35,562	24,692

Cash and cash equivalents, end of period	$4,959	$18,154

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER HOLDINGS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PREPARATION:

In our opinion, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (“Carter’s,” “we,” “us,” and “our”) contain all adjustments necessary to present fairly our financial position as of July 5, 2003, the results of our operations for the three-month and six-month periods ended July 5, 2003 and June 29, 2002, and cash flows for the six-month periods ended July 5, 2003 and June 29, 2002.  Operating results for the six-month period ended July 5, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.  Our accompanying condensed consolidated balance sheet as of December 28, 2002 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

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

Our fiscal year ends on the Saturday in December or January nearest the last day of December.  Consistent with this policy, fiscal 2002 ended on December 28, 2002, and fiscal 2003 will end on January 3, 2004.  As a result, fiscal 2003 will contain 53 weeks of financial results.  The additional week in fiscal 2003 was included in the first half of 2003.  Therefore, the accompanying consolidated financial statements for the first half of 2003 reflect our financial position as of July 5, 2003 and for the 27-week period then ended.  The first half of 2002 ended on June 29, 2002 and included 26 weeks of financial results.  The accompanying consolidated financial statements for the second quarter periods ended July 5, 2003 and June 29, 2002 each contain 13 weeks of financial results.

Certain prior year amounts have been reclassified for comparative purposes.

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

The following table illustrates the effect on net income if compensation expense for our option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148 ($000):

	For the three-month periods ended		For the six-month periods ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Net income, as reported	$2,088	$506	$8,998	$2,775

Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	4	2	8	2
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(135)	(123)	(267)	(245)

Pro forma net income	$1,957	$385	$8,739	$2,532

For basic options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to be approximately $10 per share for options granted in 2003, $10 to $17 per share for options granted in 2002, and $10 per share for options granted in 2001.  These per share option values were calculated at an assumed risk free interest rate of 2.9% for 2003, 4.4% to 3.0% for 2002, and 5.5% for 2001, with an expected life of 10 years.  No dividends were assumed.

For performance options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to be approximately $10 per share for options granted in 2003, $10 to $17 per share for options granted in 2002, and $9 per share for options granted in 2001.  These per share option values were calculated at the same assumed risk free interest rates shown above with an expected life of 10 years.  No dividends were assumed.

NOTE 2 — THE COMPANY:

Carter’s is a wholly-owned subsidiary of Carter Holdings, Inc. (“Holdings”).  Holdings has no significant assets or investments other than the shares of Carter’s common stock.

We design, source, manufacture, and market premier branded childrenswear under the Carter’s, Carter’s Classics, Child of Mine, and Tykes brand names.  Our products are sourced through production at company-based sewing facilities located in Costa Rica and Mexico and through contractual arrangements with third-party manufacturers throughout the world.  Products are manufactured for wholesale distribution to major domestic retailers and for our 159 retail stores that market our brand name merchandise and certain products manufactured by other companies.  Our retail operations represented approximately 40% and 46% of our consolidated net sales in the second quarter of 2003 and 2002, and approximately 37% and 45% in the first half of 2003 and 2002.

NOTE 3 — INVENTORIES:

Inventories consisted of the following ($000):

	July 5, 2003	December 28, 2002
Finished goods	$124,861	$99,609
Work in process	6,502	3,509
Raw materials and supplies	1,547	2,582

Total	$132,910	$105,700

NOTE 4 — PARENT COMPANY TRANSACTIONS:

During the first quarter of 2003, Holdings issued options to purchase its common stock to a director and certain employees.  Additionally, during the second quarter ended July 5, 2003, Holdings sold shares of its common stock to one of our directors for cash proceeds of $100,000.  In connection with this transaction, we recorded contributions from Holdings to our additional paid-in capital in the amount of $100,000.  No compensation expense was recorded on these option grants or stock purchase, as the stock was purchased at its fair market value and options were issued with an exercise price equal to the fair market value of a share of stock as of the date of grant.

During the second quarter ended June 29, 2002, Holdings sold shares of its common stock to one of our directors for cash proceeds of $500,000 and issued shares of its common stock to a consultant.  In connection with these transactions, as well as Holdings’ stock option grants to certain employees, we recorded compensation expense during the second quarter ended June 29, 2002 in the amount of approximately $641,000, received cash of $500,000, and recorded contributions from Holdings to our additional paid-in capital in the amount of approximately $1.1 million.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS:

On August 15, 2001, we adopted the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”) and applied the required provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, our tradename and goodwill have been deemed to have indefinite lives and are no longer being amortized.  Our licensing agreements are being amortized over the average three-year life of such agreements.  Amortization expense for the second quarter and first half of 2003 and 2002 was $1.3 million and $2.5 million, respectively, and is expected to be a total of $5.0 million for fiscal 2003 and $3.1 million for 2004.

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

The table below presents certain segment information for the periods indicated ($000):

	For the three-month periods ended		For the six-month periods ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Net sales:
Wholesale	$83,429	$64,168	$192,480	$135,228
Retail	56,579	54,927	113,521	108,462
Total net sales	$140,008	$119,095	$306,001	$243,690

EBITDA:
Wholesale	$6,450	$4,920	$22,635	$13,486
Retail	8,507	7,382	15,508	13,562
Total EBITDA	$14,957	$12,302	$38,143	$27,048

EBITDA shown above, represents earnings before interest, income tax expense, depreciation, and amortization.  EBITDA is presented because it is one measurement used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties in evaluating performance of companies in our industry.  EBITDA is also a measure used as a basis for calculating our financial covenants under our senior credit facility.  Additionally, we believe EBITDA is an accepted indicator of our ability to incur and service debt obligations and make capital expenditures.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America.  It should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, an alternative to net income or any other measures of performance derived in accordance with generally accepted accounting principles.  Our definition and calculation of EBITDA may not be comparable to similarly titled measures used by other companies.

A reconciliation of total EBITDA to net income is presented below ($000):

	For the three-month periods ended		For the six-month periods ended
	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Total EBITDA	$14,957	$12,302	$38,143	$27,048
Depreciation and amortization expense	(5,042)	(4,398)	(9,991)	(8,565)
Interest expense, net	(6,519)	(7,081)	(13,521)	(13,970)
Provision for income taxes	(1,308)	(317)	(5,633)	(1,738)
Net income	$2,088	$506	$8,998	$2,775

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations).  SFAS 143 also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  We adopted the provisions of SFAS 143 in the first quarter of 2003, and the impact of such adoption was not material to our financial position or results of operations for the second quarter or first half of 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, are effective for fiscal 2003.  In the first quarter of 2003, we adopted the provisions of SFAS 145 and the extraordinary item recorded in the Predecessor period from December 31, 2000 through August 14, 2001 will be reclassified in our Annual Report on Form 10-K for the year ended January 3, 2004.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions that must be met in order for costs associated with contract terminations, facility consolidations, and employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 are required to be applied prospectively to exit or disposal activities initiated by us after December 31, 2002.  See Note 8 to the unaudited consolidated financial statements regarding our decision to close two of our production facilities.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity’s product warranty liabilities.  The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002.  In addition, we adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements.  The transition and annual disclosure requirements were effective for us as of December 28, 2002.  The interim disclosure requirements were effective for the first quarter of fiscal 2003 and have been reflected in Note 1 to the unaudited condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 is not expected to have a material effect on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 6, 2003, the beginning of the first fiscal period after June 15, 2003.  We adopted SFAS 150 on June 1, 2003.  The adoption of this statement did not have an effect on our financial position, results of operations, or cash flows.

NOTE 8 — RECENT EVENTS:

Effective July 29, 2003, our senior credit facility was amended to, among other things, increase the amount of the commitments under the revolving portion of the credit facility from $60.0 million to $75.0 million and allow for a maximum amount of commitments of up to $80.0 million, provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan, reduce the amount of our mandatory loan prepayment requirement following the consummation of an initial public offering by Holdings from a prepayment of 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio, and permit a $24.9 million dividend to Holdings’ equity holders and a $2.5 million bonus to vested option holders of Holdings as described below.  Additionally, our senior credit facility was amended to provide that, upon the consummation of an initial public offering by Holdings, it is permitted to repurchase up to $61.3 million of our senior subordinated notes (including any prepayment fees) with proceeds from an equity offering and settle our obligations of up to $3.6 million under the management agreement with Berkshire Partners LLC. These payments may be made from the proceeds of an equity offering prior to being required to use 50% of the net proceeds of such an equity offering to prepay borrowings under our senior credit facility.  Following the consummation of an initial public offering by Holdings, we will also be permitted to repurchase up to $15.0 million of additional senior subordinated notes.

On July 31, 2003, Carter’s paid a cash dividend of approximately $24.9 million to Holdings.  Holdings utilized the proceeds to pay a dividend of $24.9 million on the outstanding shares of common stock of Holdings to the stockholders of record as of July 30, 2003.  At the same time, we paid a special bonus of approximately $2.5 million to Holdings’ vested option holders.  This special bonus will be recorded as compensation expense during the third quarter of 2003.

In July 2003, we decided to exit two of our production facilities given our ability to obtain lower costs with third-party suppliers.  Prior to planned closure dates, the facilities will be held and used for production.  During the second half of fiscal 2003 and the first half of 2004, it is estimated that the aggregate costs associated with such closures will be approximately $4.4 million, consisting primarily of accelerated depreciation, impairment charges, severance, and lease termination costs.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each such period:

	As a percentage of net sales

	For the three-month periods ended

			For the six-month periods ended

	July 5, 2003	June 29, 2002	July 5, 2003	June 29, 2002

Wholesale sales	59.6%	53.9%	62.9%	55.5%
Retail sales	40.4	46.1	37.1	44.5

Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	64.4	61.6	63.9	61.6

Gross profit	35.6	38.4	36.1	38.4
Selling, general, and administrative expenses	29.9	33.3	28.4	32.4
Royalty income	(1.4)	(1.5)	(1.5)	(1.6)

Operating income	7.1	6.6	9.2	7.6
Interest expense, net	4.7	5.9	4.4	5.7

Income before income taxes	2.4	0.7	4.8	1.9
Provision for income taxes	0.9	0.3	1.8	0.8

Net income	1.5%	0.4%	2.9%	1.1%

Number of retail stores at end of period	159	155	159	155

Three and six-month periods ended July 5, 2003 compared to three and six-month periods ended June 29, 2002

NET SALES.   The three-month periods ended July 5, 2003 and June 29, 2002 each contained 13 weeks of financial results.  The six-month period ended July 5, 2003 contained 27 weeks as compared to the six-month period ended June 29, 2002, which contained 26 weeks.  In the second quarter of fiscal 2003, consolidated net sales increased $20.9 million, or 17.6%, to $140.0 million from $119.1 million in the second quarter of fiscal 2002.  In the first half of 2003, consolidated net sales were $306.0 million, an increase of $62.3 million, or 25.6%, as compared with $243.7 million for the first half of 2002.  This revenue growth is driven by strong product performance resulting from our focus on improving the value of our core products through our global sourcing network, effective merchandising and pricing strategies, the additional week of selling in the first half of 2003, and the initial shipment during the second quarter of 2003 of our new Child of Mine brand that will be sold in substantially all Wal-Mart stores in the United States beginning in August 2003.

Total wholesale sales increased $19.3 million, or 30.0%, to $83.4 million in the second quarter of 2003 from $64.2 million in the second quarter of 2002.  In the first half of 2003, wholesale sales increased $57.3 million, or 42.3%, to $192.5 million from $135.2 million in the first half of 2002.  Wholesale sales, excluding discount store channel and off-price sales, increased $4.4 million, or 8.1%, in the second quarter of 2003 to $58.5 million from $54.1 million in the second quarter of 2002.  In the first half of 2003, wholesale sales, excluding discount store channel and off-price sales, increased $34.4 million, or 29.2%, to $151.9 million from $117.6 million in the first half of 2002.  These increases reflect growth in our baby and playclothes product lines.  This growth has occurred at the majority of our key wholesale accounts as a result of our focus on improving the value of our core products.

Wholesale discount store sales in the second quarter of 2003 increased $12.3 million to $17.8 million from $5.5 million in the second quarter of 2002.  In the first half of 2003, our wholesale discount store sales increased $20.3 million to $30.2 million from $9.9 million in the first half of 2002.  Contributing to this significant growth was the initial shipment during the second quarter of 2003 of our new Child of Mine brand that will be sold in substantially all Wal-Mart stores in the United States beginning in August 2003.  Also contributing to this growth for the second quarter and first half of 2003 is the continued strong performance of our Tykes brand with Target.

Our retail store sales were $56.6 million for the second quarter of 2003, which represented an increase of $1.7 million, or 3.0%, compared to the second quarter of 2002.  Comparable store sales for the second quarter of 2003, based on 145 locations, declined 1.5% and reflect continued weakness in the economy.  The primary driver of the revenue increase was incremental revenue generated from new stores opened subsequent to June 29, 2002, offset by the impact of stores closed over the last twelve months and the comparable store sales decline.  In the first half of 2003, retail store sales increased $5.0 million, or 4.7%, to $113.5 million from $108.5 million in the first half of 2002.  Comparable store sales for the first half of 2003, on a 27-week versus 26-week basis increased 0.5%, based on 145 locations.  The drivers of the revenue increase in the first half of 2003 were incremental revenue of $7.1 million from new store openings and the comparable store sales increase of $0.5 million.  The comparable store sales increase was driven by the additional week of sales included in the first half of 2003, offset by the impact of stores closed in the last twelve months of $2.6 million.  Comparing the first 27 weeks of 2003 to the first 27 weeks of 2002, comparable store sales declined 3.7%, based on 145 locations.  This decline reflects the effect of unfavorable weather conditions, particulary in February 2003.  We opened four retail stores and closed one during the first half of 2003.  There were a total of 159 stores as of July 5, 2003 compared to 155 stores at June 29, 2002.  We plan to open eleven stores and close four stores during the balance of 2003.

GROSS PROFIT.    Our gross profit increased $4.1 million, or 9.0%, to $49.9 million in the second quarter of 2003 from $45.7 million in the second quarter of 2002.  Gross profit increased $16.8 million, or 18.0%, to $110.5 million in the first half of 2003 compared to $93.6 million in the first half of 2002.  Gross profit, as a percentage of net sales, in the second quarter and first half of 2003 decreased to 35.6% and 36.1% from 38.4% in similar periods in 2002.  Such decreases in gross profit, relative to sales, have resulted primarily from a higher mix of wholesale revenues, which include discount and off-price channel revenues, that generally yield lower margins than similar products sold through our retail channel.  Wholesale sales were 63% of total sales in the first half of 2003 as compared to 55% in the first half of 2002.  These decreases also reflect the impact of our new pricing strategies with lower average prices on certain core products which were partially offset by additional product cost reductions achieved through the continued expansion and leverage of our global sourcing network.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    Selling, general, and administrative expenses for the second quarter of 2003 increased $2.2 million, or 5.6%, to $41.8 million from $39.6 million in the second quarter of 2002.  These costs, as a percentage of net sales, decreased to 29.9% in the second quarter of 2003 from 33.3% in the second quarter of 2002.  In the first half of 2003, selling, general, and administrative expenses increased $7.9 million, or 9.9%, to $86.8 million from $78.9 million in the first half of 2002.  As a percentage of net sales, these expenses decreased to 28.4% in the first half of 2003 from 32.4% in the first half of 2002.  Such decreases for the second quarter and first half of 2003 are due to the benefit of leveraging operating expenses on higher levels of revenue partially offset by higher distribution costs driven by unit volume growth.

ROYALTY INCOME.    We license the use of the Carter’s, Carter’s Classics, and Child of Mine names and sublicense the Tykes name to certain licensees.  Our royalty income in the second quarter of 2003 was approximately $1.9 million, an increase of 4.9%, over the second quarter of 2002.  During the first half of 2003, royalty income was approximately $4.5 million, an increase of $0.7 million, or 18.1%, over the first half of 2002.  These increases resulted from expansion of our licensed product placement with key wholesale customers.  We licensed our Child of Mine brand to many of our licensee partners for further brand extension into Wal-Mart, which will begin shipping in the third quarter of 2003.

OPERATING INCOME.    Operating income for the second quarter of 2003 increased $2.0 million to $9.9 million compared to $7.9 million in the second quarter of 2002.  Operating income for the first half of 2003 increased $9.7 million to $28.2 million from $18.5 million in the first half of 2002.  These increases reflect the benefit from revenue growth, increased gross profit, and leveraging of operating expenses as described above.

INTEREST EXPENSE, NET.    Net interest expense for the second quarter of 2003 decreased $0.6 million to $6.5 million from $7.1 million in the second quarter of 2002.  In the first half of 2003, interest expense decreased $0.4 million to $13.5 million from $14.0 million in the first half of 2002.  These decreases were due to lower variable interest rates on reduced levels of term loan indebtedness partially offset by an additional week of interest.

INCOME TAXES.    We recorded a provision for income taxes of $1.3 million in the second quarter of 2003 compared to $0.3 million in the second quarter of 2002.  In the first half of 2003, we recorded a provision for income taxes of $5.6 million compared to $1.7 million in the first half of 2002.  Our effective tax rate was approximately 38.5% during the second quarter and first half of 2003 and 2002.

NET INCOME.    As a result of the factors noted above, our second quarter 2003 net income was $2.1 million compared to $0.5 million in the second quarter of 2002.  Net income for the first half of 2003 was $9.0 million compared to $2.8 million in the first half of 2002.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital, capital expenditures, and debt service.  Historically, we have financed these needs primarily through internally generated cash flow and funds borrowed under our senior credit facility (“Credit Facility”).  Our primary source of liquidity will continue to be cash flow from operations and borrowings under our revolving loan facility, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our Credit Facility.

Net accounts receivable at July 5, 2003 were $59.9 million compared to $40.1 million at June 29, 2002 and $53.6 million at December 28, 2002.  The increase over June 29, 2002 reflects the shipment of our Child of Mine brand to Wal-Mart and a higher level of other wholesale shipments in the latter part of the second quarter ended July 5, 2003.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 5, 2003 is not comparable to the net accounts receivable balance at December 28, 2002.

Net inventories at July 5, 2003 were $132.9 million compared to $98.1 million at June 29, 2002 and $105.7 million at December 28, 2002.  This increase over June 29, 2002 in inventory levels was planned to support third quarter 2003 shipping requirements, including inventory required to support our new Child of Mine brand for Wal-Mart.  Average inventory levels in 2003 are expected to be higher than average 2002 year-end net inventory levels of $93.8 million based on increases in forecasted demand and our focus on superior shipping performance to our customers.  Due to the seasonal nature of our operations, net inventories at July 5, 2003 are not comparable to net inventories at December 28, 2002.

Net cash used in operating activities for the first half of 2003 was $21.9 million compared to $0.6 million for the first half of 2002.  The increase in net cash used in operating activities in the first half of 2003 compared to the first half of 2002 is primarily attributed to the increases in inventory and accounts receivable, described above, reductions in current liabilities, and partially offset by increases in net income.

We have invested $6.8 million in capital expenditures during the first half of 2003 compared to $5.6 million during the first half of 2002.  We plan to invest an additional $16.2 million in capital expenditures during the remainder of fiscal 2003.  Major investments include retail store openings and remodeling, fixturing programs for wholesale customers, and the expansion of our distribution centers.

At July 5, 2003, we had approximately $291.9 million of debt outstanding, consisting of $173.9 million of senior subordinated notes (the “Notes”), $118.0 million in term loan borrowings (“Term Loan”) and no borrowings on our revolving loan facility (“Revolver”), exclusive of approximately $8.7 million of outstanding letters of credit.  At July 5, 2003, we had approximately $51.3 million of financing available under our Revolver.  At December 28, 2002, we had approximately $297.6 million of debt outstanding, consisting of $173.9 million of Notes, $123.8 million in Term Loan borrowings and no Revolver borrowings, exclusive of approximately $16.3 million of outstanding letters of credit.  The borrowings under the Revolver will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

Principal borrowings under the Term Loan are due and payable in seventeen remaining quarterly installments of $300,267 from September 30, 2003 through September 30, 2007 and four quarterly payments of approximately $28.2 million from December 31, 2007 through September 30, 2008.  Interest on the Term Loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months.  The outstanding balance under the Revolver is payable in full on August 15, 2006, and interest is payable quarterly or more frequently in the event we have chosen a Eurodollar rate option available under the terms of our Credit Facility.  No principal payments are required on the Notes prior to their scheduled maturity in August 2011.  Interest is payable semi-annually on the Notes in February and August of each year, in the amount of approximately $9.5 million for each payment.  These payments commenced on February 15, 2002.

The terms of the consolidated excess cash flow condition, as required under our Credit Facility were effective for fiscal 2002, and, accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003.  This excess cash flow condition may result in future annual prepayments depending on the consolidated excess cash flow generated in each year.  The lenders will apply such prepayments first to the Term Loan and, second, to reduce the Revolver.  Subject to certain conditions in our Credit Facility, we may make optional prepayments of our debt obligations without premium or penalty.  The lenders will apply such optional prepayments according to our instruction.

As provided by a management agreement with Berkshire Partners LLC (the “Management Agreement”), we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million per year for four years, commencing on the first anniversary of the Acquisition.  We pay this fee quarterly, in advance.  As described below, upon completion of an initial public offering by Holdings, this management fee requirement will be settled in full.  We have agreed to pay Berkshire Partners an acquisition fee of 1% of any future financing or 1% of the value of any acquisition for their advice in connection with any future financing or acquisition.

Effective July 29, 2003, our Credit Facility was amended to, among other things, increase the amount of the commitments under the Revolver from $60.0 million to $75.0 million and allow for a maximum amount of commitments of up to $80.0 million, provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan, reduce the amount of our mandatory loan prepayment requirement following the consummation of an initial public offering by Holdings from a prepayment of 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio, and permit a $24.9 million dividend to Holdings’ equity holders and a $2.5 million bonus to vested option holders of Holdings as described below.  Additionally, our Credit Facility was amended to provide that, upon the consummation of an initial public offering by Holdings, it is permitted to repurchase up to $61.3 million of our Notes (including any prepayment fees) with proceeds from an equity offering and settle our obligations of up to $3.6 million under the Management Agreement. These payments may be made from the proceeds of an equity offering prior to being required to use 50% of the net proceeds of such an equity offering to prepay borrowings under our Credit Facility.  Following the consummation of an initial public offering by Holdings, we will also be permitted to repurchase up to $15.0 million of additional Notes.

On July 31, 2003, Carter’s paid a cash dividend of approximately $24.9 million to Holdings.  Holdings utilized the proceeds to pay a dividend of $24.9 million on the outstanding shares of common stock of Holdings to the stockholders of record as of July 30, 2003.  At the same time, we paid a special bonus of approximately $2.5 million to Holdings’ vested option holders.  This payment was funded through our amended Credit Facility, as described above.

In July 2003, we decided to exit two of our production facilities given our ability to obtain lower costs with third-party suppliers.  Prior to planned closure dates, the facilities will be held and used for production.  During the second half of fiscal 2003 and the first half of 2004, it is estimated that the aggregate costs associated with such closures will be approximately $4.4 million, consisting primarily of accelerated depreciation, impairment charges, severance, and lease termination costs.

Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the Revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount of the Notes on or prior to maturity.

Our Credit Facility imposes certain covenants, requirements, and restrictions on our actions by us and our subsidiaries that, among other things, restrict the payment of dividends beyond the dividend noted above.

On August 23, 2002, Holdings filed a registration statement with the Securities and Exchange Commission to register an initial public offering of up to $100.0 million of its common stock.  That registration statement has not yet become effective.  If the initial public offering is completed, Holdings intends to contribute to the Company a portion of its net proceeds from the offering to be used to repurchase up to $61.3 million of our Notes (including any prepayment fees) and settle our obligations of up to $3.6 million under the Management Agreement.  In the fourth quarter of 2002, we decided to postpone the initial public offering process given the deterioration in equity market conditions.  We continue to evaluate equity market conditions and plan to proceed with the offering when such conditions improve.

EFFECTS OF INFLATION

We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and higher interest rates.  The effects of inflation in changing prices on our net sales, revenues, and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  Due to the competitive nature of the children’s apparel industry, there is no assurance that this trend will not continue.  While we have been successful in offsetting such deflationary pressures through expansion of our global sourcing network, if the trend in selling prices outpaces our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Over the past five fiscal years, approximately 58% of our consolidated net sales were generated in the second half of our fiscal year.  We believe, generally, that the seasonality of sales and profitability is a factor that affects the baby and young children’s apparel industry, and is primarily due to retailers’ emphasis on price reductions in the first quarter, promotional retailers’ and manufacturers’ emphasis on closeouts of the prior year’s product lines, and “back-to-school” and holiday shopping patterns.

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

Goodwill and tradename:  As of July 5, 2003, we have approximately $360 million in goodwill and tradename assets.  The fair value of the Carter’s tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 11%.  The tradename was determined to have an indefinite life.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of goodwill is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

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

Stock-based compensation arrangements:  We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale.  In the absence of a public market for Holdings common stock, management and the Board of Directors estimate the market value of Holdings common stock for all option grant and stock issuance dates using an approach based upon a multiple of Adjusted EBITDA less net debt.  Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related non-recurring charges, write-downs of long-lived assets, non-recurring charges-plant closure costs, and non-recurring charges-other.  Adjusted EBITDA is not a measurement under generally accepted accounting principles.

Accounting for contingencies:  From time to time, we are named as a defendant in legal actions arising from normal operations.  We account for such contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires us to record an estimated loss liability when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies.  As additional information becomes known, such estimates are revised and updated as necessary and may fluctuate from period to period.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations).  The statement also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  We adopted the provisions of SFAS 143 in the first quarter of 2003, and the impact of such adoption was not material to our financial position or results of operations for the second quarter or first half of 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, are effective for fiscal 2003.  In the first quarter of 2003, we adopted the provisions of SFAS 145 and the extraordinary item recorded in the Predecessor period from December 31, 2000 through August 14, 2001 will be reclassified in our Annual Report on Form 10-K for the year ended January 3, 2004.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, and employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 are required to be applied prospectively to exit or disposal activities initiated by us after December 31, 2002.  See Note 8 to the unaudited consolidated financial statements regarding our decision to close two of our production facilities.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a rollforward of the entity’s product warranty liabilities.  The disclosure provisions of FIN 45 were effective for financial statements of interim periods or annual periods ending after December 15, 2002.  In addition, we adopted the recognition provisions of FIN 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in interim financial statements.  The transition and annual disclosure requirements were effective for us as of December 28, 2002.  The interim disclosure requirements were effective for the first quarter of fiscal 2003 and have been reflected in Note 1 to the unaudited condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 is not expected to have a material effect on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 6, 2003, the beginning of the first fiscal period after June 15, 2003.  We adopted SFAS 150 on June 1, 2003.  The adoption of this statement did not have an effect on our financial position, results of operations, or cash flows.

ITEM 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the operation of our business, we have market risk exposures to global sourcing, raw material prices, and interest rates.  Each of these risks and our strategies to manage our exposure to them are discussed below.

We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries.  As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, any significant decreases in the value of the dollar against foreign currencies, and restrictions on the transfer of funds.  These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products into the United States or affect our operating income.  Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.  We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

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

Our operating results are subject to risk from interest rate fluctuations on our debt, which carries variable interest rates.  At July 5, 2003, outstanding debt aggregated $291.9 million, of which $118.0 million bore interest at a variable rate.  An increase of 1% in the applicable rate would increase our annual interest cost by $1,180,000 and could have an adverse effect on our net income and cash flow.  Pursuant to the provisions of our Credit Facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt.  The cap rate is 7.0% and the arrangement expires on December 7, 2004.

ITEM 4.          DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

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

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)               Exhibits:

Exhibit Number

Description of Exhibits

10

Second Amendment dated as of July 29, 2003 to the Credit and Guaranty Agreement dated as of August 15, 2001, as amended by that certain First Amendment dated as of March 27, 2002, among The William Carter Company, a Massachusetts corporation, Carter Holdings, Inc., a Massachusetts corporation, Carter’s de San Pedro, Inc., a Delaware corporation, Carter’s Imagination, Inc., a Delaware corporation, the Lenders from time to time party thereto, Goldman Sachs Credit Partners L.P., as Lead Arranger, Book Runner and Syndication Agent, and Fleet National Bank, as Administrative Agent and Collateral Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

(b) Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAM CARTER COMPANY

Date: August 19, 2003	/s/ FREDERICK J. ROWAN, II

Frederick J. Rowan, II
Chairman, President, and Chief Executive Officer

Date: August 19, 2003	/s/ MICHAEL D. CASEY

Michael D. Casey

Executive Vice President and Chief Financial Officer