Form 10-Q
period 2003-10-04
CARTER WILLIAM CO
filed 2003-11-17
CIK 795363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

333-22155

THE WILLIAM CARTER COMPANY

(Exact name of registrant as specified in charter)

Massachusetts	04-1156680
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Applicable only to corporate issuers:

As of November 17, 2003, there were 1,000 shares of Common Stock outstanding.

FORM 10-Q

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER’S, INC.)

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER’S, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	October 4, 2003	December 28, 2002
	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$7,055	$35,562
Accounts receivable, net	70,893	53,600
Inventories, net	118,080	105,700
Prepaid expenses and other current assets	2,833	4,903
Deferred income taxes	8,425	10,021

Total current assets	207,286	209,786

Property, plant, and equipment, net	47,679	50,476
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $10,625 and $6,875	4,375	8,125
Deferred debt issuance costs, net	10,783	11,248
Other assets	3,703	4,199

Total assets	$633,341	$643,349

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:

Current maturities of long-term debt	$1,180	$6,346
Accounts payable	32,991	34,669
Other current liabilities	36,723	38,309

Total current liabilities	70,894	79,324

Long-term debt	292,401	291,276
Deferred income taxes	83,717	83,873
Other long-term liabilities	9,977	10,140

Total liabilities	456,989	464,613

Commitments and contingencies

Common stockholder’s equity:
Common stock, voting; par value $.01 per share; 200,000 shares authorized, 1,000 shares issued and outstanding at October 4, 2003 and December 28, 2002	—	—
Additional paid-in capital	147,501	146,645
Retained earnings	28,851	32,091

Total common stockholder’s equity	176,352	178,736

Total liabilities and stockholder’s equity	$633,341	$643,349

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER’S, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

(unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

Net sales	$212,135	$165,779	$518,136	$409,469
Cost of goods sold	136,451	100,642	331,993	250,711

Gross profit	75,684	65,137	186,143	158,758
Selling, general, and administrative expenses	51,896	43,118	138,660	122,031
Plant closure costs	115	—	115	—
Royalty income	(3,692)	(2,461)	(8,149)	(6,236)

Operating income	27,365	24,480	55,517	42,963
Interest expense, net	6,788	7,268	20,309	21,238

Income before income taxes	20,577	17,212	35,208	21,725
Provision for income taxes	7,922	6,634	13,555	8,372

Net income	$12,655	$10,578	$21,653	$13,353

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER’S, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the nine-month periods ended
	October 4, 2003	September 28, 2002
Cash flows from operating activities:
Net income	$21,653	$13,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,009	13,202
Amortization of debt issuance costs	1,264	1,223
Accretion of debt discount	99	98
Non-cash compensation expense	256	762
Plant closure costs	115	—
Gain on sale of property, plant, and equipment	(21)	(209)
Deferred tax provision (benefit)	1,440	(1,261)
Effect of changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(17,293)	(12,794)
Inventories	(12,380)	(7,529)
Prepaid expenses and other assets	1,515	(822)
(Decrease) increase in liabilities:
Accounts payable and other liabilities	(3,245)	5,239

Net cash provided by operating activities	9,412	11,262

Cash flows from investing activities:
Capital expenditures	(9,367)	(8,989)
Proceeds from sale of property, plant, and equipment	275	754
Collections on loan	600	—

Net cash used in investing activities	(8,492)	(8,235)

Cash flows from financing activities:
Payments on term loan	(6,040)	(937)
Payments on revolving loan facility	(89,700)	—
Proceeds from revolving loan facility	91,600	—
Payment of dividend to Parent	(24,893)	—
Payments of debt issuance costs	(799)	—
Payments of capital lease obligations	(195)	(567)
Proceeds from contributions from Parent	600	1,000

Net cash used in financing activities	(29,427)	(504)

Net (decrease) increase in cash and cash equivalents	(28,507)	2,523
Cash and cash equivalents, beginning of period	35,562	24,692

Cash and cash equivalents, end of period	$7,055	$27,215

See accompanying notes to the unaudited condensed consolidated financial statements

THE WILLIAM CARTER COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF CARTER’S, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — BASIS OF PREPARATION:

In our opinion, the accompanying unaudited condensed consolidated financial statements of The William Carter Company (“TWCC “) contain all adjustments necessary to present fairly our financial position as of October 4, 2003; the results of our operations for the three-month and nine-month periods ended October 4, 2003 and September 28, 2002; and our cash flows for the nine-month periods ended October 4, 2003 and September 28, 2002.  Operating results for the three-month and nine-month periods ended October 4, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.  Our accompanying condensed consolidated balance sheet as of December 28, 2002 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

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

Our fiscal year ends on the Saturday, in December or January, nearest the last day of December.  Consistent with this policy, fiscal 2002 ended on December 28, 2002, and fiscal 2003 will end on January 3, 2004.  As a result, fiscal 2003 will contain 53 weeks of financial results.  The additional week in fiscal 2003 was included in the first nine months of 2003.  Therefore, the accompanying condensed consolidated financial statements for the first nine months of 2003 reflect our financial position as of October 4, 2003 and for the 40-week period then ended.  The first nine months of 2002 ended on September 28, 2002 and included 39 weeks of financial results.  The accompanying condensed consolidated financial statements for the three-month periods ended October 4, 2003 and September 28, 2002 each contain 13 weeks of financial results.

Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.  These reclassifications have no effect on net income as previously reported.

STOCK BASED COMPENSATION

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

The following table illustrates the effect on net income if compensation expense for our option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148 ($000):

	For the three-month periods ended		For the nine-month periods ended
	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

Net income, as reported	$12,655	$10,578	$21,653	$13,353
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	35	4	43	6
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(168)	(130)	(435)	(375)

Pro forma net income	$12,522	$10,452	$21,261	$12,984

For basic options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to range from $3.08 to $9.76 per share for options granted in 2003 and $2.44 to $3.95 per share for options granted in 2002.  For basic options, using a fair value method, the fair value of each option at the date of the grant has been estimated to range from $6.40 to $13.55 per share for options granted in 2003 and $6.31 per share for options granted from August 23, 2002 to December 28, 2002.  These per share option values were calculated at an assumed risk free interest rate from 3.8% to 4.2% for 2003 and 3.0% to 4.4% for 2002, with an expected life of 10 years.  No dividends were assumed.

For performance options, using a minimum value method, the fair value of each option as of the date of grant has been estimated to range from $3.08 to $9.76 per share for options granted in 2003 and $2.44 to $3.95 per share for options granted in 2002.  For performance options, using a fair value method, the fair value of each option at the date of grant has been estimated to range from $6.40 to $13.55 per share for options granted in 2003 and $6.31 per share for options granted from August 23, 2002 to December 28, 2002.  These per share option values were calculated at the same assumed risk free interest rates shown above with an expected life of 10 years.  No dividends were assumed.

We have determined that the effect on pro forma net income would be immaterial had compensation expense for our option grants been determined based on the fair value method as of the grant date using the Black-Scholes model.

NOTE 2 — THE COMPANY:

TWCC is a wholly-owned subsidiary of Carter’s, Inc. (“Carter’s”).  Carter’s has no significant assets or investments other than the shares of TWCC’s common stock.

We design, source, manufacture, and market branded childrenswear under the Carter’s, Carter’s Classics, Child of Mine, and Tykes brand names.  Our products are sourced through production at company-managed sewing facilities located in Costa Rica and Mexico and through contractual arrangements with third-party manufacturers throughout the world (see Note 9 regarding the closure of our Costa Rican sewing facilities).  Products are manufactured for wholesale distribution to major domestic retailers and for our 164 retail stores that market our brand name merchandise and certain products manufactured by other companies.  Our retail operations represented approximately 37% of our consolidated net sales in the third quarter and first nine months of 2003 and approximately 44% in the third quarter and first nine months of 2002.

NOTE 3 — INVENTORIES:

Inventories consisted of the following ($000):

	October 4, 2003	December 28, 2002
Finished goods	$114,904	$99,609
Work in process	3,039	3,509
Raw materials and supplies	137	2,582

Total	$118,080	$105,700

NOTE 4 — PARENT COMPANY TRANSACTIONS:

On July 31, 2003, we paid a dividend of approximately $24.9 million to Carter’s.  Carter’s utilized the proceeds to pay a dividend of $24.9 million on outstanding shares of its common stock to the stockholders of record as of July 30, 2003.  At the same time, we paid a special bonus of approximately $2.5 million to Carter’s vested option holders.  This special bonus was recorded as compensation expense during the third quarter of 2003.

During the nine-month period ended October 4, 2003, Carter’s issued options to purchase its common stock to two directors and certain employees.  Additionally, during the first nine months of 2003, Carter’s sold shares of its common stock to two of our directors for cash proceeds of $600,000 (one during the second quarter and one during the third quarter).  In connection with these transactions, we recorded contributions from Carter’s to our additional paid-in capital in the amount of $600,000.  Additionally, we recorded approximately $256,000 in compensation expense during the third quarter related to certain of these stock sales and option grants.

During the nine-month period ended September 28, 2002, Carter’s sold shares of its common stock to two of our directors (one during the second quarter and one during the third quarter) and issued shares of its common stock to a consultant.  In connection with these transactions, as well as Carter’s stock option grants to certain employees, we recorded compensation expense during the three and nine-month periods ended September 28, 2002 in the amounts of approximately $121,000 and $762,000.  Additionally, we received cash proceeds of $1.0 million during the nine-month period ended September 28, 2002 and recorded contributions from Carter’s to our additional paid-in capital in the amount of approximately $1.8 million.

NOTE 5 — GOODWILL AND OTHER INTANGIBILE ASSETS:

On August 15, 2001, we adopted the provisions of SFAS No. 141, “Business Combinations” (“SFAS 141”) and applied the required provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Accordingly, our tradename and goodwill have been deemed to have indefinite lives and are no longer being amortized.  Our licensing agreements are being amortized over the average three-year life of such agreements.  Amortization expense for the third quarter and first nine months of 2003 and 2002 was $1.3 million and $3.8 million, respectively, and is expected to be a total of $5.0 million for fiscal 2003 and $3.1 million for 2004.

NOTE 6 — SEGMENT INFORMATION:

We report segment information in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  During the third quarter of fiscal 2003, we revised our methodology for evaluating and reporting profitability.  Additionally, as a result of the launch of our new Child of Mine brand with Wal-Mart, we have expanded our presence in the mass merchant channel that has resulted in the establishment of a new segment of our business.

Under our previous method of evaluating and reporting the profitability of our segments, each segment’s results included costs directly related to the segment’s revenue and all other costs were allocated based on the relationship to consolidated net sales or units produced to support each segment’s revenue. Intersegment sales and transfers were recorded at cost and treated as a transfer of inventory.  Under our new methodology, segment results include the direct costs of each segment (on the same basis as the previous methodology) and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue.  Certain costs, including incentive compensation for certain employees, the Berkshire Partners LLC management fee (see Note 10), and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below.  Intersegment sales and transfers continue to be recorded at cost and treated as a transfer of inventory. Prior period segment information has been reclassified to conform with the current presentation.  The accounting policies of the segments are the same as those described in Note 2 – “Nature of Business and Summary of Significant Accounting Policies” in our final Prospectus dated October 23, 2003 in the Notes to the Consolidated Financial Statements for the fiscal year ended December 28, 2002.

The table below presents certain segment information for the periods indicated ($000):

	For the three-month periods ended				For the nine-month periods ended
	October 4, 2003	% of Total	September 28, 2002	% of Total	October 4, 2003	% of Total	September 28, 2002	% of Total

Net sales:
Wholesale	$103,341	49%	$86,580	52%	$265,573	51%	$211,866	52%
Retail	77,471	37%	72,175	44%	190,992	37%	180,636	44%
Mass Merchant	31,323	15%	7,024	4%	61,571	12%	16,967	4%
Total net sales	$212,135		$165,779		$518,136		$409,469

EBITDA:
Wholesale	$16,891	50%	$15,109	52%	$42,716	60%	$37,477	67%
Retail	19,690	59%	19,611	67%	42,115	59%	40,275	71%
Mass Merchant	4,898	15%	1,101	4%	6,602	9%	1,099	2%
Other reconciling items	(8,096)	(24%)	(6,704)	(23%)	(19,907)	(28%)	(22,686)	(40%)
Total EBITDA	$33,383		$29,117		$71,526		$56,165

EBITDA shown above represents earnings before interest, income tax expense, depreciation, and amortization.  EBITDA is presented because it is one measurement used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties in evaluating performance of companies in our industry.  EBITDA is also a measure used as a basis for calculating our financial covenants under our senior credit facility.  Additionally, we believe EBITDA is an accepted indicator of our ability to incur and service debt obligations and make capital expenditures.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America.  It should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, an alternative to net income, or any other measures of performance derived in accordance with generally accepted accounting principles.  Our definition and calculation of EBITDA may not be comparable to similarly titled measures used by other companies.

A reconciliation of EBITDA to net income is presented below ($000):

	For the three-month periods ended		For the nine-month periods ended
	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

EBITDA	$33,383	$29,117	$71,526	$56,165
Depreciation and amortization expense	(6,018)	(4,637)	(16,009)	(13,202)
Interest expense, net	(6,788)	(7,268)	(20,309)	(21,238)
Provision for income taxes	(7,922)	(6,634)	(13,555)	(8,372)

Net income	$12,655	$10,578	$21,653	$13,353

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations).  SFAS 143 also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  We adopted the provisions of SFAS 143 in the first quarter of 2003, and the impact of such adoption was not material to our financial position or results of operations for the third quarter or first nine months of 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, are effective for fiscal 2003.  In the first quarter of 2003, we adopted the provisions of SFAS 145 and the extraordinary item, of $7.6 million, recorded in our statement of operations for the predecessor period from December 31, 2000 through August 14, 2001 will be reclassified in our Annual Report on Form 10-K as a component of income before income taxes of $12.5 million (pre-tax) with the tax benefit of $4.9 million reclassified as a component of income taxes for the year ended January 3, 2004.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions that must be met in order for costs associated with contract terminations, facility consolidations, and employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 are required to be applied prospectively to exit or disposal activities initiated by us after December 31, 2002.  See Note 9 to the unaudited condensed consolidated financial statements regarding our decision to close two of our production facilities.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 6, 2003, the beginning of the first fiscal period after June 15, 2003.  The FASB recently decided to defer the provisions of paragraphs 9 and 10 of this statement as they apply to mandatorily redeemable noncontrolling interests.  We adopted SFAS 150 on June 1, 2003.  The adoption of this statement did not have an effect on our financial position, results of operations, or cash flows.

NOTE 8 — LONG TERM DEBT: (See Notes 4 and 10)

Effective July 29, 2003, our senior credit facility was amended to, among other things, increase the amount of the commitments under the revolving portion of our senior credit facility from $60.0 million to $75.0 million and allow for a maximum amount of commitments of up to $80.0 million (which has subsequently been committed to), provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan, reduce the amount of our mandatory loan prepayment requirement following the consummation of an initial public offering by us from a prepayment of 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio, and permit an aggregate dividend not to exceed $27.5 million to our equity holders and vested option holders.  Additionally, our senior credit facility was amended to provide that, upon the consummation of an initial public offering by us, we are permitted to repurchase up to $61.3 million of our senior subordinated notes (in addition to redemption premiums) with proceeds from an equity offering and terminate our obligations of up to $3.6 million under the management agreement with Berkshire Partners LLC.  These payments may be made from the proceeds of an equity offering prior to being required to use 50% of any of the net proceeds of such an equity offering to prepay borrowings under our senior credit facility.  Following the consummation of an initial public offering by us, we will also be permitted to repurchase up to $15.0 million of additional senior subordinated notes.

NOTE 9 — PLANT CLOSINGS:

In July of 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers.  Such closures were announced on September 16, 2003 and the facilities are being held and used for production through the end of November 2003. For the majority of the affected employees, severance benefits were communicated at the end of October 2003.  Total employees to be terminated will be approximately 1,474.  As a result of these closures, we have recorded approximately $900,000 of accelerated depreciation (included in cost of goods sold), $65,000 of asset impairment charges, and $50,000 of severance during the third quarter of 2003.

During the fourth quarter of 2003, we expect to incur additional accelerated depreciation and impairment charges of approximately $600,000.  It is estimated that other closure costs of approximately $3.1 million will be incurred relating primarily to severance, lease termination costs, and income taxes of which approximately $1.9 million will be incurred in the fourth quarter of 2003.

NOTE 10 — SUBSEQUENT EVENTS:

On October 29, 2003, Carter’s completed an initial public offering of its common stock including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders.  Net proceeds to us from the offering totaled $93.2 million and were contributed by Carter’s to TWCC.  On November 28, 2003, we will use approximately $68.0 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes (and will pay a redemption premium of approximately $6.7 million).  We have used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement.  We have also used approximately 50% of the remaining proceeds of approximately $22.6 million to prepay $11.3 million of amounts outstanding under the term loan.  The remaining proceeds of approximately $11.3 million will be utilized for working capital and other general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and our current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.  Our discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products and services, and our future results.  We base these statements on assumptions that we consider reasonable.  Among the factors that could cause actual results differ to materially include a decrease in sales to, or the loss of, one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children's apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us, in the event of default, to dedicate all or a portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children's apparel business.  For further information about risks and exposures relating to our business and our company, you should read Item 3 of this quarterly report entitled “Quantitative and Qualitative Disclosures about Market Risks” and the section entitled “Risks Relating To Our Business” in our latest annual report on Form 10-K.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 3.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each such period:

	As a Percentage of Net Sales
	For the three-month periods ended		For the nine-month periods ended
	October 4, 2003	September 28, 2002	October 4, 2003	September 28, 2002

Wholesale sales	48.7%	52.2%	51.2%	51.7%
Retail sales	36.5	43.5	36.9	44.1
Mass merchant sales	14.8	4.3	11.9	4.2

Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	64.3	60.7	64.1	61.2

Gross profit	35.7	39.3	35.9	38.8
Selling, general, and administrative expenses	24.5	26.0	26.8	29.8
Royalty income	(1.7)	(1.5)	(1.6)	(1.5)

Operating income	12.9	14.8	10.7	10.5
Interest expense, net	3.2	4.4	3.9	5.2

Income before income taxes and extraordinary item	9.7	10.4	6.8	5.3
Provision for income taxes	3.7	4.0	2.6	2.0

Net income	6.0%	6.4%	4.2%	3.3%

Number of retail stores at end of period	164	156	164	156

Three and nine-month periods ended October 4, 2003 compared to three and nine-month periods ended September 28, 2002

NET SALES.   The three-month periods ended October 4, 2003 and September 28, 2002 each contained 13 weeks of financial results.  The nine-month period ended October 4, 2003 contained 40 weeks as compared to the nine-month period ended September 28, 2002, which contained 39 weeks.  In the third quarter of fiscal 2003, consolidated net sales increased $46.4 million, or 28.0%, to $212.1 million from $165.8 million in the third quarter of fiscal 2002.  In the first nine months of 2003, consolidated net sales were $518.1 million, an increase of $108.7 million, or 26.5%, as compared to $409.5 million for the first nine months of 2002.  This revenue growth has been driven by strong product performance resulting from our focus on improving the value of our core products through our global sourcing network, effective merchandising and pricing strategies, revenue recognized during the second and third quarters of 2003 from our new Child of Mine brand that is being sold in substantially all Wal-Mart stores in the United States, and the additional week of selling in the first nine months of 2003.

Total wholesale sales increased $16.8 million, or 19.4%, to $103.3 million in the third quarter of 2003 from $86.6 million in the third quarter of 2002.  In the first nine months of 2003, wholesale sales increased $53.7 million, or 25.3%, to $265.6 million from $211.9 million in the first nine months of 2002.  Wholesale sales, excluding off-price sales, increased $13.5 million, or 16.2%, in the third quarter of 2003 to $96.4 million from $82.9 million in the third quarter of 2002.  In the first nine months of 2003, wholesale sales, excluding off-price sales, increased $47.8 million, or 23.9%, to $248.3 million from $200.5 million in the first nine months of 2002.  These increases were driven primarily by growth in our baby and playclothes product lines, and to a lesser extent, our sleepwear product line.  This growth has occurred at the majority of our key wholesale accounts as a result of our focus on improving the value of our core products.

Our retail store sales were $77.5 million for the third quarter of 2003, an increase of $5.3 million, or 7.3%, compared to the third quarter of 2002.  The drivers of the revenue increase were incremental revenue of $5.6 million generated from new stores opened subsequent to September 28, 2002 and a comparable store sales increase of $1.7 million, or 2.5%, based on 147 locations, offset by the impact of stores closed of $2.0 million.  Comparing the same 13 weeks of 2003 to the same 13 weeks of 2002, comparable store sales increased 1.6% based on 147 locations.  In the first nine months of 2003, retail store sales increased $10.4 million, or 5.7%, to $191.0 million from $180.6 million in the first nine months of 2002.   The drivers of the revenue increase in the first nine months of 2003 were incremental revenue of $13.0 million from new store openings and the comparable store sales increase of $2.3 million, or 1.3%, based upon 147 locations, offset by the impact of stores closed in the last twelve months of $4.9 million.  The comparable store sales increase was driven by the additional week of sales included in the first nine months of 2003.  Comparing the first 40 weeks of 2003 to the first 40 weeks of 2002, comparable store sales declined 1.6%, based on 147 locations.  This decline reflects the effect of unfavorable weather conditions, particularly in February 2003.  We opened ten retail stores and closed two during the first nine months of 2003.  There were a total of 164 stores as of October 4, 2003 compared to 156 stores at September 28, 2002.  We plan to open five stores during the balance of 2003.

Mass merchant store sales in the third quarter of 2003 increased $24.3 million to $31.3 million from $7.0 million in the third quarter of 2002.  In the first nine months of 2003, our mass merchant store sales increased $44.6 million to $61.6 million from $17.0 million in the first nine months of 2002.  Revenue recognized during the second and third quarters of 2003 from our new Child of Mine brand contributed to this significant growth.  Also contributing to this growth for the third quarter and first nine months of 2003 is the strong performance of our Tykes brand with Target.

GROSS PROFIT.    Our gross profit increased $10.5 million, or 16.2%, to $75.7 million in the third quarter of 2003 from $65.1 million in the third quarter of 2002.  Gross profit as a percentage of net sales in the third quarter of 2003 decreased to 35.7% from 39.3% in the third quarter of 2002.  Gross profit increased $27.4 million, or 17.2%, to $186.1 million in the first nine months of 2003 compared to $158.8 million in the first nine months of 2002.  Gross profit, as a percentage of net sales, in the first nine months of 2003 decreased to 35.9% from 38.8% in similar periods in 2002.  Such decreases in gross profit, relative to sales, have resulted primarily from a higher mix of both wholesale sales and mass merchant store sales, both of which generally yield lower margins than similar products sold through our retail channel.  These decreases in gross profit margins also reflect the impact of our new pricing strategies with lower average prices on certain core products which were partially offset by additional product cost reductions achieved through the continued expansion and leverage of our global sourcing network.  Additionally, during the third quarter of 2003, we recorded, in cost of goods sold, approximately $900,000 in accelerated depreciation related to the closure of our sewing facilities in Costa Rica as further described in Note 9 to the condensed unaudited consolidated financial statements.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    Selling, general, and administrative expenses for the third quarter of 2003 increased $8.8 million, or 20.4%, to $51.9 million from $43.1 million in the third quarter of 2002.  These costs, as a percentage of net sales, decreased to 24.5% in the third quarter of 2003 from 26.0% in the third quarter of 2002.  In the first nine months of 2003, selling, general, and administrative expenses increased $16.6 million, or 13.6%, to $138.7 million from $122.0 million in the first nine months of 2002.  As a percentage of net sales, these expenses decreased to 26.8% in the first nine months of 2003 from 29.8% in the first nine months of 2002.  Such decreases for the third quarter and first nine months of 2003 were due to our ability to grow revenue at a faster rate than our selling, general, and administrative expenses partially offset by higher distribution costs driven by unit volume growth and a special bonus to vested option holders of Carter’s common stock as further described in Note 4 to the unaudited condensed consolidated financial statements.

ROYALTY INCOME.    We license the use of the Carter’s, Carter’s Classics, and Child of Mine names and sublicenses the Tykes name to certain licensees.  Our royalty income in the third quarter of 2003 was approximately $3.7 million, an increase of 50.0%, over the third quarter of 2002 driven by licensed sales of our new Child of Mine brand by many of our licensee partners who began shipping their products during the third quarter of 2003.  During the first nine months of 2003, royalty income was $8.1 million, an increase of $1.9 million, or 30.7%, over the first nine months of 2002.  These increases resulted from licensed sales of our new Child of Mine brand and the expansion of our licensed product placement with other key wholesale customers.

OPERATING INCOME.    Operating income for the third quarter of 2003 increased $2.9 million to $27.4 million compared to $24.5 million in the third quarter of 2002.  Operating income for the first nine months of 2003 increased $12.6 million to $55.5 million from $43.0 million in the first nine months of 2002.  These increases reflect the benefit from revenue growth, increased gross profit, and leveraging of operating expenses as described above.

INTEREST EXPENSE, NET.    Net interest expense for the third quarter of 2003 decreased $0.5 million to $6.8 million from $7.3 million in the third quarter of 2002.  In the first nine months of 2003, interest expense decreased $0.9 million to $20.3 million from $21.2 million in the first nine months of 2002.  These decreases were due to lower variable interest rates on reduced levels of term loan indebtedness partially offset by an additional week of interest.  As a result of the completion of the initial public offering by Carter’s as described in Note 10 to the unaudited condensed consolidated financial statements, and use of proceeds to retire approximately $61.3 million in principal amount of our senior subordinated notes and approximately $11.3 million in term loan borrowings, we will have reduced levels of interest expense in future periods.

INCOME TAXES.    We recorded a provision for income taxes of $7.9 million in the third quarter of 2003 compared to $6.6 million in the third quarter of 2002.  In the first nine months of 2003, we recorded a provision for income taxes of $13.6 million compared to $8.4 million in the first nine months of 2002.  Our effective tax rate was approximately 38.5% during the third quarter and first nine months of 2003 and 2002.

NET INCOME.    As a result of the factors noted above, our third quarter 2003 net income was $12.7 million compared to $10.6 million in the third quarter of 2002.  Net income for the first nine months of 2003 was $21.7 million compared to $13.4 million in the first nine months of 2002.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our primary cash needs are working capital, capital expenditures, and debt service.  Historically, we have financed these needs primarily through internally generated cash flow and funds borrowed under our senior credit facility.  Our primary source of liquidity will continue to be cash flow from operations and borrowings under our revolving loan facility, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

Net accounts receivable at October 4, 2003 were $70.9 million compared to $48.4 million at September 28, 2002 and $53.6 million at December 28, 2002.  The increase over September 28, 2002 reflects sales of our new Child of Mine brand to Wal-Mart in 2003 and increased sales levels of wholesale shipments in the latter part of the third quarter ended October 4, 2003.  Due to the seasonal nature of our operations, the net accounts receivable balance at October 4, 2003 is not comparable to the net accounts receivable balance at December 28, 2002.

Net inventories at October 4, 2003 were $118.1 million compared to $96.6 million at September 28, 2002 and $105.7 million at December 28, 2002.  This increase over September 28, 2002 in inventory levels was planned to support fourth quarter 2003 shipping requirements, including inventory required to support our new Child of Mine brand for Wal-Mart.  Average inventory levels in 2003 are expected to be higher than average 2002 net inventory levels of $93.8 million based on increases in forecasted demand and our focus on shipping performance to our customers.  Due to the seasonal nature of our operations, net inventories at October 4, 2003 are not comparable to net inventories at December 28, 2002.

Net cash provided by operating activities for the first nine months of 2003 was $9.4 million compared to $11.3 million for the first nine months of 2002.  The decrease in net cash flow from operating activities in the first nine months of 2003 compared to the first nine months of 2002 is primarily attributed to the increases in inventory and accounts receivable, described above, and reductions in accounts payable and other current liabilities, partially offset by increased net income.

We have invested $9.4 million in capital expenditures during the first nine months of 2003 compared to $9.0 million during the first nine months of 2002.  We plan to invest an additional $10 – $12 million in capital expenditures during the remainder of fiscal 2003.  Major investments include retail store openings and remodeling, fixturing programs for wholesale customers, and the expansion of our distribution centers.

At October 4, 2003, we had approximately $293.6 million of debt outstanding, consisting of $174.0 million of senior subordinated notes, $117.7 million in term loan borrowings and $1.9 million in borrowings on our revolver, exclusive of approximately $9.5 million of outstanding letters of credit.  At October 4, 2003, we had approximately $68.6 million of financing available under our revolver.  At December 28, 2002, we had approximately $297.6 million of debt outstanding, consisting of $173.9 million of senior subordinated notes, $123.8 million in term loan borrowings and no revolver borrowings, exclusive of approximately $16.3 million of outstanding letters of credit.  The borrowings under the revolver will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

Effective July 29, 2003, our credit facility was amended to, among other things, increase the amount of the commitments under the revolver from $60.0 million to $75.0 million and allow for a maximum amount of commitments of up to $80.0 million (which has subsequently been committed to), provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan, reduce the amount of our mandatory loan prepayment requirement following the consummation of an initial public offering by us from a prepayment of 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio. Additionally, following the initial public offering by us, as described below, we are also permitted to repurchase up to $15.0 million of additional senior subordinated notes.

On October 29, 2003, Carter’s completed an initial public offering of its common stock including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders.  Net proceeds to us from the offering totaled $93.2 million and were contributed by Carter’s to TWCC.  On November 28, 2003, we will use approximately $68.0 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes (and will pay a redemption premium of approximately $6.7 million).  We have used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement.  We have also used approximately 50% of the remaining proceeds of approximately $22.6 million to prepay $11.3 million of amounts outstanding under the term loan.  After giving effect to this prepayment, we have $112.7 million of senior subordinated notes and $106.4 million in term loan borrowings outstanding.  The remaining proceeds of approximately $11.3 million will be utilized for working capital and other general corporate purposes.

After giving effect to the $11.3 million prepayment described above, principal borrowings under the term loan are due and payable in sixteen remaining quarterly installments of $266,614 from December 31, 2003 through September 30, 2007 and four quarterly payments of approximately $25.5 million from December 31, 2007 through September 30, 2008.  Interest on the term loan is usually payable at the end of interest rate reset periods, which vary in length but in no case exceed six months.  The outstanding balance under the revolver is payable in full on August 15, 2006.  Interest is payable quarterly on base rate borrowings under the revolver and may be payable more frequently in the event we choose a Eurodollar rate option available under the terms of our credit facility.  No principal payments are required on our senior subordinated notes prior to their scheduled maturity in August 2011. Interest is payable semi-annually on our senior subordinated notes in February and August of each year.  These payments commenced on February 15, 2002.  Prior to the redemption of $61.3 million in senior subordinated notes noted above, our semi-annual interest payments on our senior subordinated notes were $9.5 million.  Subsequent to this redemption, our semi-annual interest payments will be $6.1 million.

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

As provided by a management agreement with Berkshire Partners LLC, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million per year for four years, commencing on the first anniversary of the Acquisition.  We paid this fee quarterly, in advance.  As described above, upon completion of the initial public offering by Carter’s, this management fee agreement was terminated.

On July 31, 2003, we paid a cash dividend of approximately $24.9 million to Carter’s.  Carter’s utilized the proceeds to pay a dividend of $24.9 million on the outstanding shares of common stock of Carter’s to the stockholders of record as of July 30, 2003.  Concurrently, we paid a special bonus of approximately $2.5 million to Carter’s vested option holders.  This payment was funded through our amended credit facility, as described above.

In July of 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers.  Such closures were announced on September 16, 2003 and the facilities are being held and used for production through the end of November 2003.  For the majority of the affected employees, severance benefits were communicated at the end of October 2003.  As a result of these closures, we have recorded approximately $900,000 of accelerated depreciation (included in cost of goods sold), $65,000 of asset impairment charges, and $50,000 of severance during the third quarter of 2003.  During the fourth quarter of 2003, we expect to incur additional accelerated depreciation and impairment charges of approximately $600,000.  It is estimated that other closure costs of approximately $3.1 million will be incurred relating primarily to severance, lease termination costs, and income taxes of which approximately $1.9 million will be incurred in the fourth quarter of 2003.

Based on our current level of operations, anticipated cost savings, and other operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the revolver, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard.  If our debt is accelerated following an event of default, we may need to refinance all or a portion of the principal amount of our senior credit facility and our senior subordinated notes prior to maturity.

Our credit facility imposes certain covenants, requirements, and restrictions on our actions and actions by our subsidiaries that, among other things, restrict the payment of dividends beyond the dividend noted above.

EFFECTS OF INFLATION AND DEFLATION

We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and fluctuations in interest rates.  The effects of inflation on our net sales and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  Due to the competitive nature of the children’s apparel industry, there is no assurance that this trend will not continue.  While we have been successful in offsetting deflationary pricing pressures through product improvements and lower costs with the expansion of our global sourcing network, if deflationary price trends outpace our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

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

As a result of the effects of seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year.  During these peak periods we have historically borrowed under the revolver.

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

Revenue recognition:  We recognize wholesale and mass merchant store revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred.  As discussed in Note 2 to our consolidated financial statements contained in our most recently filed annual report on Form 10-K, in certain cases, this does not occur until the goods have reached the specified customer.  We consider revenue realized or realizable and earned when the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured.  In the normal course of business, we grant certain accommodations and allowances to our wholesale customers.  Such amounts are reflected as reductions of net sales.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments.  If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

Inventory:  We write down our inventory for estimated excess and obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of October 4, 2003, we have approximately $360 million in goodwill and tradename assets.  The fair value of the Carter’s tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 11%.  The tradename was determined to have an indefinite life.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of goodwill is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

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

Stock-based compensation arrangements:  We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale.  Prior to the third quarter of 2003, in the absence of a public market for Carter’s common stock, management and the Board of Directors estimated the market value of Carter’s common stock for all option grant and stock issuance dates using an approach based upon a multiple of Adjusted EBITDA less net debt.  Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related non-recurring charges, write-downs of long-lived assets, non-recurring charges-plant closure costs, and non-recurring charges-other.  Adjusted EBITDA is not a measurement under generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred (including certain lease obligations).  The statement also requires recording an asset offsetting the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  We adopted the provisions of SFAS 143 in the first quarter of 2003, and the impact of such adoption was not material to our financial position or results of operations for the third quarter or first nine months of 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.  The provisions of SFAS 145, as related to the rescission of FASB Statement No. 4, are effective for fiscal 2003.  In the first quarter of 2003, we adopted the provisions of SFAS 145 and the extraordinary item, of $7.6 million, recorded in our statement of operations for the Predecessor period from December 31, 2000 through August 14, 2001 will be reclassified in our Annual Report on Form 10-K as a component of income before income taxes of $12.5 million (pre-tax) with the tax benefit of $4.9 million reclassified as a component of income taxes for the year ended January 3, 2004.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 sets forth various modifications to existing accounting guidance, which prescribes the conditions which must be met in order for costs associated with contract terminations, facility consolidations, and employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  Accordingly, SFAS 146 may affect the timing of recognizing any of our future restructuring costs as well as the amount recognized.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS 146 are required to be applied prospectively to exit or disposal activities initiated by us after December 31, 2002.  See Note 9 to the unaudited condensed consolidated financial statements regarding our decision to close two of our production facilities.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective July 6, 2003, the beginning of the first fiscal period after June 15, 2003.  The FASB recently decided to defer the provisions of paragraphs 9 and 10 of this statement as they apply to mandatorily redeemable noncontrolling interests.  We adopted SFAS 150 on June 1, 2003.  The adoption of this statement did not have an effect on our financial position, results of operations, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rate risk.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years.  In order to manage this risk, we source products from over 60 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates.  At October 4, 2003, outstanding debt aggregated $293.6 million, of which $119.6 million bore interest at a variable rate.  An increase of 1% in the applicable rate would increase our annual interest cost by $1,196,000 and could have an adverse effect on our net income and cash flow.  Pursuant to the provisions of our credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt.  The cap rate is 7.0% and the arrangement expires on December 7, 2004.

OTHER RISKS

We also have other risks in the operation of our business specifically related to raw material pricing and our global sourcing network.

The principal raw materials we use are finished fabrics and trim materials.  Prices for these materials are affected by changes in market demand and there can be no assurance that prices for these and other raw materials will not increase in the near future.  These materials are available from more than one supplier, which enables us to negotiate pricing.  However, the loss of one or more of these suppliers could temporarily interrupt our supply, which could have an adverse effect on our sales and increase our costs.

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

We are continually evaluating opportunities to improve our products and reduce our costs.  Our remaining sewing facilities continue to provide us with an advantageous cost base.  If we determine in the future that we are able to source those products at a significantly lower cost with superior quality, we would incur substantial plant-closure, severance, and other charges that we cannot currently predict related to exiting those facilities.

We enter into various purchase order commitments with full package suppliers.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.  Historically, these cancellations and related termination charges have occurred infrequently and have not had a material impact on our business.  However, as we rely more heavily on our full-package global sourcing network, we expect to incur more of these termination charges, which could increase our cost of goods sold.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES:

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

PART II—OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS:

From time to time, we have been involved in various legal proceedings.  We believe that all such litigation is routine in nature and incidental to the conduct of our business, and we believe that no such litigation, if resolved adversely to us, will have a material adverse effect on our financial condition, results of operations, or cash flows.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August of 2003 the shareholder of The William Carter Company acted by unanimous written consent to elect Thomas Whiddon to fill an empty seat on the board of directors of The William Carter Company.  Following that action, the board of directors consisted of Frederick J. Rowan, II, Bradley M. Bloom, Ross M. Jones, David Pulver, Paul Fulton, John R. Welch, and Mr. Whiddon.

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

THE WILLIAM CARTER COMPANY

Date: November 17, 2003	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II

Chairman, President, and Chief Executive Officer

Date: November 17, 2003	/s/ MICHAEL D. CASEY
Michael D. Casey

Executive Vice President and Chief Financial Officer