Form 10-Q
period 2004-07-03
CARTER WILLIAM CO; CARTERS INC
filed 2004-08-17
CIK 795363, 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:

001-31829 and 333-22155

CARTER’S, INC.

THE WILLIAM CARTER COMPANY

(Exact names of registrants as specified in their charters)

Delaware Massachusetts	13-3912933 04-1156680
(States or other jurisdictions of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

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

The common equity of Carter’s, Inc. was not publicly traded as of the end of the second fiscal quarter of our most recently completed fiscal year.  Accordingly, Carter’s, Inc. does not meet the definition of an accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934.

Applicable only to corporate issuers:

Carter’s, Inc. has one class of common stock.  There were 28,086,958 shares of Carter’s, Inc.’s common stock, par value of $0.01 per share, outstanding as of the close of business on August 17, 2004.

This Form 10-Q is a combined quarterly report being filed separately by two registrants:  Carter’s, Inc. and The William Carter Company, the wholly-owned operating subsidiary of Carter’s, Inc.  Unless the context indicates otherwise, any reference in this report to “TWCC” refers to The William Carter Company. “Carter’s,” “we,” “us,” and “our” refer to Carter’s, Inc. together with TWCC.

The William Carter Company meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

CARTER’S, INC.

AND THE WILLIAM CARTER COMPANY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.

AND THE WILLIAM CARTER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

(unaudited)

	July 3, 2004	January 3, 2004

ASSETS
Current assets:
Cash and cash equivalents	$13,176	$36,061
Accounts receivable, net	71,982	65,318
Inventories, net	148,423	104,760
Prepaid expenses and other current assets	3,401	6,625
Deferred income taxes	8,301	9,045

Total current assets	245,283	221,809

Property, plant, and equipment, net	52,627	50,502
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $14,375 and $11,875	625	3,125
Deferred debt issuance costs, net	6,837	7,666
Other assets	2,943	3,485

Total assets	$667,830	$646,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$927	$3,336
Accounts payable	50,428	30,436
Other current liabilities	30,429	37,405

Total current liabilities	81,784	71,177

Long-term debt	204,002	209,377
Deferred income taxes	82,293	83,196
Other long-term liabilities	9,816	9,816

Total liabilities	377,895	373,566

Commitments and contingencies

Stockholders’ equity:

Carter’s, Inc., preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at July 3, 2004 and January 3, 2004	—	—

Carter’s, Inc., common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,073,103 shares issued and outstanding at July 3, 2004 and 27,985,360 shares issued and outstanding at January 3, 2004 (TWCC’s common stock, voting; par value $.01 per share; 200,000 shares authorized; 1,000 shares issued and outstanding at July 3, 2004 and January 3, 2004)	281	280
Additional paid-in capital	242,948	241,780
Retained earnings	46,706	30,476

Total stockholders’ equity	289,935	272,536

Total liabilities and stockholders’ equity	$667,830	$646,102

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

AND THE WILLIAM CARTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except for share data)

(unaudited)

	For the three-month periods ended		For the six-month periods ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net sales	$156,307	$140,008	$339,027	$306,001
Cost of goods sold	96,716	90,153	213,166	195,542

Gross profit	59,591	49,855	125,861	110,459
Selling, general, and administrative expenses	48,024	41,843	95,394	86,764
Closure costs	6	—	540	—
Royalty income	(2,504)	(1,903)	(5,668)	(4,457)

Operating income	14,065	9,915	35,595	28,152
Interest expense, net	4,364	6,519	8,988	13,521

Income before income taxes	9,701	3,396	26,607	14,631
Provision for income taxes	3,784	1,308	10,377	5,633

Net income	$5,917	$2,088	$16,230	$8,998

Carter’s, Inc.
Basic net income per common share	$0.21	$0.09	$0.58	$0.40
Diluted net income per common share	$0.20	$0.09	$0.54	$0.38
Basic weighted average number of shares outstanding	28,002,221	22,552,137	27,993,791	22,550,452
Diluted weighted average number of shares outstanding	29,890,163	24,023,255	29,875,271	23,974,808

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

AND THE WILLIAM CARTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six-month periods ended
	July 3, 2004	July 5, 2003
Cash flows from operating activities:
Net income	$16,230	$8,998
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,947	9,991
Amortization of debt issuance costs	829	815
Accretion of debt discount	38	66
Tax benefit from exercise of stock options	832	—
Non-cash stock compensation expense	137	—
Gain on sale of property, plant, and equipment	(129)	(21)
Deferred tax benefit	(159)	(2,022)
Effect of changes in operating assets and liabilities:
Accounts receivable	(6,664)	(6,304)
Inventories	(43,663)	(27,210)
Prepaid expenses and other assets	3,116	(672)
Accounts payable and other liabilities	13,123	(5,579)

Net cash used in operating activities	(5,363)	(21,938)

Cash flows from investing activities:
Capital expenditures	(10,711)	(6,810)
Proceeds from sale of property, plant, and equipment	351	275
Collections on loan	600	600

Net cash used in investing activities	(9,760)	(5,935)

Cash flows from financing activities:
Payments of term loan	(7,822)	(5,745)
Payments of capital lease obligations	(140)	(129)
Proceeds from exercise of stock options	200	—
Proceeds from sale of common stock	—	100
Other	—	3,044

Net cash used in financing activities	(7,762)	(2,730)

Net decrease in cash and cash equivalents	(22,885)	(30,603)
Cash and cash equivalents, beginning of period	36,061	35,562

Cash and cash equivalents, end of period	$13,176	$4,959

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.

AND THE WILLIAM CARTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY:

On September 30, 2003, Carter Holdings, Inc., a Massachusetts corporation re-incorporated in Delaware and changed its name by forming and subsequently merging with and into its new wholly-owned Delaware subsidiary.  The surviving company is named Carter’s, Inc.  In connection with the re-incorporation, Carter’s, Inc. effected a 4-for-1 split of its common stock.  As a result, Carter’s, Inc.’s common stock share and per share data for all periods presented have been adjusted to reflect this stock split.

Carter’s, Inc. conducts its operations and derives all of its operating income and cash flow through its wholly-owned subsidiary, The William Carter Company (“TWCC”).  Carter’s, Inc., together with TWCC (collectively “Carter’s,” “we,” “us,” and “our”) design, source, manufacture, and market branded childrenswear under the Carter’s, Carter’s Classics, Child of Mine, and Tykes labels.  Our products are sourced through contractual arrangements with numerous manufacturers throughout the world and through production at company-managed sewing facilities in Mexico.  Our sewing operations in Costa Rica were closed in the fourth quarter of fiscal 2003.  (See Note 9 regarding the closure of our Costa Rican facilities).  Products are manufactured for wholesale distribution to major domestic retailers, including the mass channel, and for our 174 retail stores that market our brand name merchandise and certain products manufactured by other companies.  Our retail operations represented approximately 38.4% and 40.4% of our consolidated net sales in the second quarters of fiscal 2004 and fiscal 2003 and 35.2% and 37.1% for the first six-month periods of fiscal 2004 and fiscal 2003.

On October 29, 2003, we completed an initial public offering of Carter’s, Inc.’s common stock (the “offering”) including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates.  Net proceeds to us from the offering totaled $93.9 million.  On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million.  We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement and used approximately $11.3 million to prepay amounts outstanding under our term loan, as required by our senior credit facility.  The remaining proceeds were utilized for working capital and other general corporate purposes.

NOTE 2 – BASIS OF PREPARATION:

The accompanying financial statements comprise the consolidated financial statements of Carter’s, Inc. and TWCC.  Carter’s, Inc.’s only asset is its investment in the common stock of TWCC, its wholly-owned subsidiary.  As a result, the consolidated financial positions, results of operations, and cash flows of Carter’s, Inc. and TWCC are substantially the same.

In our opinion, the accompanying unaudited condensed consolidated financial statements of Carter’s, Inc. and TWCC contain all adjustments necessary to present fairly our financial position as of July 3, 2004, the results of our operations for the three and six-month periods ended July 3, 2004 and July 5, 2003, and cash flows for the six-month periods ended July 3, 2004 and July 5, 2003.  Operating results for the six-month period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005.  Our accompanying condensed consolidated balance sheet as of January 3, 2004 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q.  The accounting policies we follow are set forth in the notes to our consolidated financial statements contained in our most recently filed annual report on Form 10-K for the fiscal year ended January 3, 2004.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  Consistent with this policy, fiscal 2003 ended on January 3, 2004 and fiscal 2004 will end on January 1, 2005.  As a result, fiscal 2003 contained 53 weeks of financial results and fiscal 2004 will contain 52 weeks of financial results.  The additional week in fiscal 2003 was included in the first half of fiscal 2003.  Therefore, the accompanying unaudited consolidated financial statements for the first half of fiscal 2004 reflect our financial position as of July 3, 2004 and for the 26-week period then ended.  The first half of fiscal 2003 ended on July 5, 2003 and included 27 weeks of financial results.  The accompanying consolidated financial statements for the second quarter periods ended July 3, 2004 and July 5, 2003 each contain 13 weeks of financial results.

During the first half of fiscal 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $1,221,000 in the second quarter of fiscal 2004 and $1,652,000 in the first half of fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.  Co-op advertising arrangements in fiscal 2003 were treated as a reduction of revenue in accordance with EITF 01-09 as we had determined that it was impracticable to obtain the fair value of those arrangements.

NOTE 3 – STOCK-BASED COMPENSATION:

We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion No. 25.  Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing model.

The following table illustrates, for disclosure purposes only, the effect on net income if compensation expense for our option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148 (dollars in thousands, except per share data):

	For the three-month periods ended		For the six-month periods ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net income, as reported	$5,917	$2,088	$16,230	$8,998

Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	40	4	81	8
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(304)	(135)	(523)	(267)

Pro forma net income	$5,653	$1,957	$15,788	$8,739

Carter’s, Inc.’s net income per common share:

Basic-as reported	$0.21	$0.09	$0.58	$0.40

Basic-pro forma	$0.20	$0.09	$0.56	$0.39

Diluted-as reported	$0.20	$0.09	$0.54	$0.38

Diluted-pro forma	$0.19	$0.08	$0.53	$0.36

For basic options, using a minimum value method, the fair value of each option as of the date of grant was estimated to range from $3.08 to $9.76 per share for options granted in fiscal 2003.  For basic options, using a fair value method, the fair value of each option at the date of the grant was estimated to range from $12.81 to $14.15 per share for options granted in fiscal 2004 and range from $6.40 to $13.55 per share for options granted in fiscal 2003.  These per share option values were calculated at an assumed risk-free interest rate of 3.2% to 4.5% for fiscal 2004 and 3.8% to 4.2% for 2003, with an expected life of 7 to 10 years and expected volatility from 36.7% to 50.0%.  No dividends were assumed.

For performance options, using a minimum value method, the fair value of each option as of the date of grant was estimated to range from $3.08 to $9.76 per share for options granted in fiscal 2003.  For performance options, using a fair value method, the fair value of each option at the date of grant was estimated to range from $6.40 to $13.55 per share for options granted in fiscal 2003.  These per share option values were calculated at the same assumed risk-free interest rates shown above with an expected life of 10 years and expected volatility of 50.0%.  No dividends were assumed.

NOTE 4 – INVENTORIES:

Inventories consisted of the following ($000):

	July 3, 2004	January 3, 2004

Finished goods	$142,873	$102,921
Work in process	3,465	1,572
Raw materials and supplies	2,085	267

Total	$148,423	$104,760

Results for the second quarter of fiscal 2004 include a favorable adjustment to pre-tax income of approximately $1.5 million, or $933,000, net of tax, to correct adjustments made to inventory and cost of goods sold during fiscal 2003 and the first quarter of fiscal 2004.  We determined such adjustments to be immaterial to prior periods affected; accordingly, they were corrected in the second quarter of fiscal 2004.  Had such adjustments been corrected in the periods they were initially recorded, net income for fiscal 2003 would have been $24.3 million, or 4.4% higher than reported.  First quarter fiscal 2004 net income would have been $10.1 million, or 2.4% lower than reported and there would have been no material impact to the consolidated balance sheets or consolidated statements of cash flows.

NOTE 5 – STOCK TRANSACTIONS OF CARTER’S, INC:

During the first quarter of fiscal 2004, we issued 220,000 options, and during the second quarter of fiscal 2004, we issued 71,200 options to purchase Carter’s, Inc.’s common stock to certain employees.  During the first quarter of fiscal 2003, we issued 76,800 options to purchase Carter’s, Inc.’s common stock to one of our directors and to certain employees.  Additionally, during the second quarter of fiscal 2003, we sold shares of our common stock to one of our directors for cash proceeds of $100,000.  In connection with this transaction, we recorded contributions to our additional paid-in capital in the amount of $100,000.

No compensation expense was recorded during the first or second quarters of fiscal 2004 and fiscal 2003 as a result of these option grants or stock purchase, as the stock was purchased at its fair market value and the options were issued as of the date of grant with an exercise price equal to the fair market value of a share of stock.

During the second quarter of fiscal 2004, certain employees exercised 87,743 options for cash proceeds of $200,000.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS:

In connection with our 2001 acquisition by Berkshire Partners LLC and affiliates (the “Acquisition”), as more fully described in Note 1 “The Company” to our consolidated financial statements in our most recently filed annual report on Form 10-K, we adopted provisions of SFAS No. 141, “Business Combinations” and applied the required provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, our tradename and goodwill have been deemed to have indefinite lives and are no longer being amortized.  Our licensing agreements are being amortized over the average three-year life of such agreements.  Amortization expense for the second quarters and first six-month periods of fiscal 2004 and 2003 was $1.3 and $2.5 million, respectively, and is expected to be $3.1 million for fiscal 2004.

NOTE 7 – EMPLOYEE BENEFIT PLANS:

We offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  We also offer life insurance to current and certain future retirees.  See Note 7 “Employee Benefit Plans” to the consolidated financial statements in our most recently filed annual report on Form 10-K for further information.

The components of pension benefit expense charged to operations are as follows ($000):

	For the three-month periods ended		For the six-month periods ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Service cost – benefits attributed to service during the period	$—	$—	$—	$—
Interest cost on accumulated pension benefit obligation	20	22	39	43
Amortization of prior service cost	—	—	—	32
Amortization of net actuarial loss	—	16	—	—
Total net periodic pension benefit cost	$20	$38	$39	$75

The components of post-retirement life and medical benefit expense charged to operations are as follows ($000):

	For the three-month periods ended		For the six-month periods ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Service cost – benefits attributed to service during the period	$25	$20	$47	$40
Interest cost on accumulated post-retirement benefit obligation	156	157	306	315
Amortization of net actuarial loss	—	—	—	—
Total net periodic post-retirement benefit cost	$181	$177	$353	$355

NOTE 8 – SEGMENT INFORMATION:

We report segment information in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), which requires segment information to be disclosed based upon a “management approach.”  The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.  During the third quarter of fiscal 2003, we revised our methodology for evaluating and reporting profitability.  Additionally, as a result of the launch of our Child of Mine brand with Wal-Mart in June of 2003, we have expanded our presence in the mass channel resulting in a new segment of our business.

Under our previous method of evaluating and reporting the profitability of our segments, each segment’s results included costs directly related to the segment’s revenue, and all other costs were allocated based on the relationship to consolidated net sales or units produced to support each segment’s revenue.  Intersegment sales and transfers were recorded at cost and treated as a transfer of inventory.  Under our new methodology, segment results include the direct costs of each segment (on the same basis as the previous methodology), and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue.  Certain costs, including incentive compensation for certain employees, the Berkshire Partners LLC management fee (terminated in connection with our initial public offering, see Note 1 to the unaudited condensed consolidated financial statements), and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below.  Intersegment sales and transfers continue to be recorded at cost and treated as a transfer of inventory.  Prior period segment information has been reclassified to conform with the current presentation.  The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in our most recently filed annual report on Form 10-K.

The table below presents certain segment information for the periods indicated ($000):

	For the three-month periods ended				For the six-month periods ended
	July 3, 2004	% of Total	July 5, 2003	% of Total	July 3, 2004	% of Total	July 5, 2003	% of Total

Net sales:
Wholesale	$73,535	47.0%	$65,633	46.9%	$164,088	48.4%	$162,232	53.0%
Retail	59,994	38.4%	56,579	40.4%	119,235	35.2%	113,521	37.1%
Mass Channel	22,778	14.6%	17,796	12.7%	55,704	16.4%	30,248	9.9%
Total net sales	$156,307	100.0%	$140,008	100.0%	$339,027	100.0%	$306,001	100.0%

EBITDA:
Wholesale	$11,408	58.0%	$7,483	50.0%	$27,767	59.7%	$26,429	69.3%
Retail	11,530	58.6%	11,380	76.1%	22,524	48.4%	22,058	57.8%
Mass Channel	2,666	13.6%	1,213	8.1%	8,053	17.3%	1,071	2.8%
Other reconciling items	(5,930)	(30.2%)	(5,119)	(34.2%)	(11,802)	(25.4%)	(11,415)	(29.9%)
Total EBITDA	$19,674	100.0%	$14,957	100.0%	$46,542	100.0%	$38,143	100.0%

EBITDA shown above represents earnings before interest, income tax expense, depreciation, and amortization.  EBITDA is presented because it is one measurement used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties in evaluating performance of companies in our industry.  EBITDA is also a measure used as a basis for calculating our financial covenants under our senior credit facility.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America.  It should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, an alternative to net income, or any other measures of performance derived in accordance with generally accepted accounting principles in the United States of America.  Our definition and calculation of EBITDA may not be comparable to similarly titled measures used by other companies.

A reconciliation of EBITDA to net income is presented below ($000):

	For the three-month periods ended		For the six-month periods ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Total EBITDA	$19,674	$14,957	$46,542	$38,143
Depreciation and amortization expense	(5,609)	(5,042)	(10,947)	(9,991)
Interest expense, net	(4,364)	(6,519)	(8,988)	(13,521)
Provision for income taxes	(3,784)	(1,308)	(10,377)	(5,633)
Net income	$5,917	$2,088	$16,230	$8,998

NOTE 9 – CLOSURE COSTS:

On July 3, 2004, we closed our distribution facility located in Leola, Pennsylvania in order to consolidate its shipping operations with our remaining three distribution facilities in Georgia.  This closure was announced to affected employees on June 1, 2004.  Total employees terminated as of July 3, 2004 were 33.  As a result of this closure, we recorded approximately $95,000 in severance costs during the second quarter and first half of fiscal 2004.  During the third and fourth quarters of fiscal 2004, we expect to incur approximately $200,000 in additional severance and other exit costs.

In July 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers.  Such closures were announced on September 16, 2003, and the facilities were held and used for production through the end of November 2003.  Total employees terminated as of July 3, 2004 were approximately 1,492.

As a result of the Costa Rican closures, we recorded approximately $1,306,000 in accelerated depreciation during the third and fourth quarters of fiscal 2003 (included in cost of goods sold) and plant closure costs of approximately $1,041,000 comprised of $184,000 of asset impairment charges, $483,000 of severance, and $374,000 in other exit costs.  We also incurred approximately $424,000 in the fourth quarter of fiscal 2003 and $11,000 in the first quarter of fiscal 2004 of federal income tax expense related to the dissolution of our Costa Rican subsidiary (included in the provision for income taxes).

Activity associated with the closure cost reserves for our Costa Rican sewing facility and our distribution facility in Leola, Pennsylvania for the three and six-month periods ended July 3, 2004 is as follows:

	January 3, 2004 Reserves	Provisions	Payments	April 3, 2004 Reserves	Provisions	Payments	July 3, 2004 Reserves

Severance and other termination benefits	$274,000	$210,000	$(256,000)	$228,000	$(41,000)	$(87,000)	$100,000
Other exit costs	—	324,000	(324,000)	—	47,000	(47,000)	—

Total	$274,000	$534,000	$(580,000)	$228,000	$6,000	$(134,000)	$100,000

NOTE 10 – EARNINGS PER SHARE:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted average number of common shares outstanding during the period, whereas diluted earnings per share also gives effect to all potentially dilutive common shares, which include stock options, that were outstanding during the period.  All such stock options are reflected in the denominator using the treasury stock method.  This method assumes that shares are issued for options that are “in the money,” but that we use the proceeds of such option exercises (generally, cash to be paid plus future compensation expense to be recognized) to repurchase shares at the average market value of our shares for the respective periods.  We have used our best estimate of the average market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding:

	For the three-month periods ended		For the six-month periods ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Net income	$5,917,000	$2,088,000	$16,230,000	$8,998,000
Carter’s, Inc.’s weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,002,221	22,552,137	27,993,791	22,550,452
Dilutive effect of stock options	1,887,942	1,471,118	1,881,480	1,424,356
Diluted number of common and common equivalent shares outstanding	29,890,163	24,023,255	29,875,271	23,974,808

Basic net income per common shares	$0.21	$0.09	$0.58	$0.40
Diluted net income per common shares	$0.20	$0.09	$0.54	$0.38

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the section entitled “Risks Factors” in our final prospectus dated October 23, 2003.  Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  Consistent with this policy, fiscal 2003 ended on January 3, 2004 and fiscal 2004 will end on January 1, 2005.  As a result, fiscal 2003 contained 53 weeks of financial results and fiscal 2004 will contain 52 weeks of financial results.  The additional week in fiscal 2003 was included in the first half of fiscal 2003.  Therefore, the accompanying unaudited condensed consolidated financial statements for the first half of fiscal 2004 reflect our financial position as of July 3, 2004 and for the 26-week period then ended.  The first half of fiscal 2003 ended on July 5, 2003 and included 27 weeks of financial results.  The three-month periods ended July 3, 2004 and July 5, 2003 each contained 13 weeks of financial results.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Six-month periods ended
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003

Wholesale sales	47.0%	46.9%	48.4%	53.0%
Retail sales	38.4	40.4	35.2	37.1
Mass Channel sales	14.6	12.7	16.4	9.9

Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	61.9	64.4	62.9	63.9

Gross profit	38.1	35.6	37.1	36.1
Selling, general, and administrative expenses	30.7	29.9	28.1	28.4
Closure costs	—	—	0.2	—
Royalty income	(1.6)	(1.4)	(1.7)	(1.5)

Operating income	9.0	7.1	10.5	9.2
Interest expense, net	2.8	4.7	2.7	4.4

Income before income taxes	6.2	2.4	7.8	4.8
Provision for income taxes	2.4	0.9	3.0	1.9

Net income	3.8%	1.5%	4.8%	2.9%

Number of retail stores at end of period	174	159	174	159

Three and six-month periods ended July 3, 2004 compared to three and six-month periods ended July 5, 2003

NET SALES.  In the second quarter of fiscal 2004, consolidated net sales increased $16.3 million, or 11.6%, to $156.3 million from $140.0 million in the second quarter of fiscal 2003.  This increase for the second quarter of fiscal 2004 over the prior year was driven by growth in each of our channels of distribution.  In the first half of fiscal 2004, consolidated net sales were $339.0 million, an increase of $33.0 million, or 10.8%, as compared with $306.0 million for the first half of fiscal 2003.  The increase in the first half of fiscal 2004 over the prior year primarily reflects growth in sales to the mass channel, including sales of our Child of Mine brand to Wal-Mart, which launched in June of 2003, and growth in sales in our retail channel.

Total wholesale sales increased $7.9 million, or 12.0%, to $73.5 million in the second quarter of fiscal 2004 from $65.6 million in the second quarter of fiscal 2003.  Wholesale sales, excluding off-price sales, increased $10.1 million, or 17.2%, to $68.6 million from $58.5 million in the second quarter of fiscal 2003, driven by growth in each of our baby, playwear, and sleepwear product categories.  Sales growth in our baby and playwear product categories has resulted from our focus on improving core products.  Increased sleepwear sales were driven by our focus on improved product design and sourcing capabilities.  In the first half of fiscal 2004, wholesale sales increased $1.9 million, or 1.1%, to $164.1 million from $162.2 million in the first half of fiscal 2003.  Wholesale sales, excluding off-price sales in the first half of fiscal 2004, increased $3.4 million, or 2.2%, to $155.3 million from $151.9 million in the first half of fiscal 2003.  The increase in wholesale sales for the first half of fiscal 2004 was driven primarily by strong sleepwear sales.

Mass channel sales in the second quarter of fiscal 2004 increased $5.0 million, or 28.0%, to $22.8 million from $17.8 million in the second quarter of fiscal 2003.  Mass channel sales in the first half of fiscal 2004 increased $25.5 million, or 84.2% to $55.7 million from $30.2 million in the first half of fiscal 2003.  This revenue growth for the second quarter and first half of fiscal 2004 primarily reflects sales of our Child of Mine brand that began selling to Wal-Mart in the latter part of the second quarter of fiscal 2003.  Also contributing to this growth were increased sales of the Tykes brand sold to Target.

Retail store sales were $60.0 million for the second quarter of fiscal 2004, an increase of $3.4 million, or 6.0%, from $56.6 million in the second quarter of fiscal 2003.  Comparable store sales for the second quarter of fiscal 2004, based on 158 locations, were flat compared to the second quarter of fiscal 2003.  The primary driver of the revenue increase was incremental revenue generated from new stores opened subsequent to July 5, 2003, offset by the impact of stores closed over the last twelve months.  In the first half of fiscal 2004, retail store sales increased $5.7 million, or 5.0%, to $119.2 million from $113.5 million in the first half of fiscal 2003.  Such revenue growth was driven by incremental sales of $7.4 million generated from new stores opened subsequent to July 5, 2003 and a comparable store sales increase of $1.9 million, or 1.8%, based on 158 locations.  Such increases were partially offset by the impact of store closures of $0.5 million and an additional week of selling in the first half of fiscal 2003 of $3.1 million.  There were a total of 174 stores as of July 3, 2004.  We plan to open five stores and close four stores during the balance of fiscal 2004.  We do not expect to incur any significant costs as a result of these store closures.

GROSS PROFIT.  Our gross profit increased $9.7 million, or 19.5%, to $59.6 million in the second quarter of fiscal 2004 from $49.9 million in the second quarter of fiscal 2003.  Gross profit as a percentage of net sales in the second quarter of fiscal 2004 increased to 38.1% from 35.6% in the second quarter of fiscal 2003 due to improved product costs and lower levels of customer accommodations resulting from improved product performance.  Additionally, as described in Note 4 to the accompanying unaudited condensed consolidated financial statements, we recorded a favorable adjustment of $1.5 million to correct adjustments to cost of sales and inventory made during fiscal 2003 and the first quarter of fiscal 2004.  Gross profit increased $15.4 million, or 13.9%, to $125.9 million in the first half of fiscal 2004 compared to $110.5 million in the first half of fiscal 2003.  As a percentage of net sales, gross profit in the first half of fiscal 2004 increased to 37.1% from 36.1% in the first half of fiscal 2003.  This increase in gross profit, relative to sales, for the first half of fiscal 2004 resulted primarily from favorable product costs, lower levels of inventory provisions due to our focus on core products, and the inventory adjustment, noted above, offset by a higher mix of mass channel revenues that generally yield lower margins than our wholesale and retail channels.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    Selling, general, and administrative expenses for the second quarter of fiscal 2004 increased $6.2 million, or 14.8%, to $48.0 million from $41.8 million in the second quarter of fiscal 2003.  Selling, general, and administrative expenses, as a percentage of net sales, increased to 30.7% in the second quarter of fiscal 2004 from 29.9% in the second quarter of fiscal 2003.  This increase was driven primarily by growth in distribution costs and the classification of co-operative advertising expenses as further described in Note 2 to the accompanying unaudited condensed consolidated financial statements.  In the first half of fiscal 2004, selling, general, and administrative expenses increased $8.6 million, or 9.9%, to $95.4 million from $86.8 million in the first half of fiscal 2003.  As a percentage of net sales, these expenses decreased to 28.1% in the first half of fiscal 2004 from 28.4% in the first half of fiscal 2003.  Such improvements reflect the benefit of operating leverage.

CLOSURE COSTS.    In June of 2004, we decided to exit our distribution facility in Leola, Pennsylvania in order to consolidate our distribution operations and reduce costs.  We recorded approximately $95,000 of severance costs during the second quarter and first half of fiscal 2004.

In July of 2003, we decided to exit our Costa Rican sewing facilities, given our ability to obtain lower costs from third-party suppliers.  During the second quarter of fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously estimated for this closure and recorded approximately $47,000 of other closure costs.  In the first half of fiscal 2004, we recorded approximately $74,000 of severance and $371,000 of other closure costs.

ROYALTY INCOME.    We license the use of our Carter’s, Carter’s Classics, and Child of Mine names and sublicense the Tykes name to certain licensees.  Our royalty income in the second quarter of fiscal 2004 increased $0.6 million, or 31.6%, to $2.5 million compared to $1.9 million in the second quarter of fiscal 2003.  During the first half of fiscal 2004, royalty income was approximately $5.7 million, an increase of $1.2 million, or 27.2%, over the first half of fiscal 2003.  The increases in the second quarter and first half of fiscal 2004 resulted primarily from royalties earned on licensed sales of our Child of Mine brand by our licensee partners who began shipping their products during the third quarter of fiscal 2003.

OPERATING INCOME.    Operating income for the second quarter of fiscal 2004 increased $4.2 million, or 41.9%, to $14.1 million compared to $9.9 million in the second quarter of fiscal 2003.  As a percentage of net sales, operating income increased to 9.0% in the second quarter of fiscal 2004 compared to 7.1% in the second quarter of fiscal 2003.  Operating income for the first half of fiscal 2004 increased $7.4 million to $35.6 million from $28.2 million in the first half of fiscal 2003.  Operating income, as a percentage of net sales, increased to 10.5% in the first half of fiscal 2004 compared to 9.2% in the first half of fiscal 2003.  These increases in operating income for the second quarter and first half of fiscal 2004 reflect the benefit from revenue growth, increases in gross profit, and leveraging of operating expenses, described above.

INTEREST EXPENSE, NET.    Interest expense in the second quarter of fiscal 2004 decreased $2.2 million, or 33.1%, to $4.4 million compared to $6.5 million in the second quarter of fiscal 2003.  In the first half of fiscal 2004, interest expense decreased $4.5 million to $9.0 million from $13.5 million in the first half of fiscal 2003.  These decreases are attributable to the redemption of approximately $61.3 million of our 10.875% senior subordinated notes in the fourth quarter of fiscal 2003, lower variable interest rates on reduced levels of term loan indebtedness, and the additional week of interest in the first half of fiscal 2003.

INCOME TAXES.    We recorded a provision for income taxes of $3.8 million in the second quarter of fiscal 2004 compared to $1.3 million in the second quarter of fiscal 2003.  In the first half of fiscal 2004, we recorded a provision for income taxes of $10.4 million compared to $5.6 million in the first half of fiscal 2003.  Our effective tax rate was approximately 39.0% during the second quarter and first half of fiscal 2004 and 38.5% during the second quarter and first half of fiscal 2003.

NET INCOME.    As a result of the factors noted above, our second quarter 2004 net income was approximately $5.9 million, compared to approximately $2.1 million in the second quarter of fiscal 2003.  Net income for the first half of fiscal 2004 was $16.2 million compared to $9.0 million in the first half of fiscal 2003.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Our cash needs are working capital, capital expenditures, and debt service.  Historically, we have financed these needs through internally generated cash flow and funds borrowed under our senior credit facility.  Our primary source of liquidity will continue to be cash flow from operations and borrowings available under our revolving loan facility, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

Net accounts receivable at July 3, 2004 were $72.0 million compared to $59.9 million at July 5, 2003 and $65.3 million at January 3, 2004.  The increase over July 5, 2003 reflects higher levels of revenue in the latter part of the second quarter of fiscal 2004 as compared to the end of the second quarter of fiscal 2003.  Due to the seasonal nature of our operations, the net accounts receivable balance at July 3, 2004 is not comparable to the net accounts receivable balance at January 3, 2004.

Net inventories at July 3, 2004 were $148.4 million compared to $132.9 million at July 5, 2003 and $104.8 million at January 3, 2004.  This increase over July 5, 2003 was planned to support third quarter fiscal 2004 shipping requirements.  Due to the seasonal nature of our operations, net inventories at July 3, 2004 are not comparable to net inventories at January 3, 2004.

Net cash used in operating activities for the first half of fiscal 2004 was $5.4 million compared to net cash used in operating activities of $21.9 million in the first half of fiscal 2003.  The change in net cash used in operating activities in the first half of fiscal 2004 compared to the first half of fiscal 2003 is primarily attributable to increases in accounts payable and the growth in earnings, partially offset by increased levels of inventory.

We have invested $10.7 million in capital expenditures during the first half of fiscal 2004 compared to $6.8 million during the first half of fiscal 2003.  We plan to invest an additional $13.8 million in capital expenditures during the remainder of fiscal 2004.  Major investments include the expansion of our distribution capabilities, retail store openings and remodeling, and fixturing programs for wholesale and mass channel customers.

On October 29, 2003, we completed an initial public offering of Carter’s, Inc.’s common stock including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates.  Net proceeds to us from the offering totaled $93.9 million.  On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million.  We used approximately $2.6 million of the net proceeds to terminate the Berkshire Partners LLC management agreement and used approximately $11.3 million to prepay amounts outstanding under our term loan as required by our senior credit facility.  We used remaining proceeds for working capital and other general corporate purposes.

Effective July 29, 2003, our credit facility was amended to, among other things, increase the amount of the commitments under the revolving loan facility from $60.0 million to $80.0 million; provide for a 75 basis point reduction in the applicable interest margin by prepaying our existing Tranche B term loan and replacing it with a new Tranche C term loan; and reduce the amount of our mandatory loan prepayment requirement from 50% or 75% of excess cash flow to 25% or 50% of excess cash flow, depending on the applicable leverage ratio.  Pursuant to the amendment, we are also permitted to repurchase up to $15.0 million of additional senior subordinated notes, which we may consider from time to time.

Our senior credit facility, as amended, sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of:  (i) 50% of the net cash proceeds from an equity issuance by Carter’s, Inc., excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 25% or 50% of consolidated excess cash flow, depending on the applicable leverage ratio, as both terms are defined in the amended senior credit facility.  The terms of the consolidated excess cash flow condition were effective for fiscal 2002, and accordingly, we made a principal prepayment of approximately $4.8 million on March 26, 2003 and approximately $2.4 million on March 22, 2004.  This excess cash flow condition may result in future annual prepayments depending on the consolidated excess cash flow generated in each year.  The lenders will apply such prepayments first to the term loan and, second, to permanently reduce our revolving loan facility.  Subject to certain conditions in our senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty.  The lenders will apply such optional prepayments according to our instruction.

On March 22, 2004, we prepaid an additional $5.0 million of term loan indebtedness.  At July 3, 2004, we had approximately $204.9 million of debt outstanding, consisting of $113.1 million of senior subordinated notes (the “Notes”), $91.8 million in term loan borrowings, and no borrowings under our revolving loan facility, exclusive of approximately $16.6 million of outstanding letters of credit.  At July 3, 2004, we had approximately $63.4 million of financing available under our revolving loan facility.  At January 3, 2004, we had approximately $212.7 million of debt outstanding, consisting of $113.1 million of Notes, $99.6 million in term loan borrowings and no revolver borrowings, exclusive of approximately $6.5 million of outstanding letters of credit.  The revolver will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

After giving effect to the prepayments of our term loan described above, principal borrowings under our term loan are due and payable in thirteen quarterly installments of $231,792 from September 30, 2004 through September 30, 2007 and four quarterly payments of approximately $22.2 million from December 31, 2007 through September 30, 2008.  Interest on our term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months.  The outstanding balance of our revolving loan facility is payable in full on August 15, 2006, and interest is payable quarterly, or more frequently in the event we have chosen a Eurodollar rate option available under the terms of our senior credit facility.  No principal payments are required on the Notes prior to their scheduled maturity in August 2011.  Beginning August 15, 2006, we may redeem all or part of the Notes as further described in Note 5 to our most recently filed annual report on Form 10-K.  Interest is payable semi-annually on the Notes in February and August of each year.  Prior to the completion of our initial public offering, our semi-annual interest payment on the Notes was $9.5 million for each payment.  After giving effect to the redemption of $61.3 million of the principal amount of the Notes in November 2003, our semi-annual interest payment is now approximately $6.2 million.

As previously provided by a management agreement with Berkshire Partners LLC, we agreed, among other things, to pay Berkshire Partners an annual management fee of $1.65 million per year for four years, commencing on the first anniversary of our 2001 acquisition.  We paid this fee quarterly, in advance.  As described above, upon completion of our initial public offering, this management fee agreement was terminated.

Based on our current level of operations and anticipated cost savings and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under our revolving loan facility, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard.  We may, however, need to refinance all or a portion of the principal amount of the Notes on or prior to maturity in 2011.

Our senior credit facility imposes certain covenants, requirements, and restrictions on actions by us and our subsidiaries that, among other things, restrict the payment of dividends.

EFFECTS OF INFLATION AND DEFLATION

We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and fluctuations in interest rates.  The effects of inflation on our net sales and operations have not been material in recent years.  In recent years, there has been deflationary pressure on selling prices.  While we have been successful in offsetting such deflationary pressures through product improvements and lower costs with the expansion of our global sourcing network, if deflationary pricing trends outpace our ability to obtain further price reductions from our global suppliers and other cost reduction initiatives, our profitability may be affected.

SEASONALITY

We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  Over the past five fiscal years, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year.  Accordingly, our results of operations for the first and second quarters of any year are not indicative of the results we expect for the full year.

As a result of this seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year.  During these peak periods we have historically borrowed under the revolver.

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

Revenue recognition:  We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers.  Such amounts are reflected as reductions of net sales.  Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and reserve for certain accommodations and allowances that we have granted to our wholesale and mass channel customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

During the first half of fiscal 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $1,221,000 in the second quarter of fiscal 2004 and $1,652,000 in the first half of fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statement of operations rather than as a reduction of revenue.  Co-op advertising arrangements in fiscal 2003 were treated as a reduction of revenue in accordance with EITF 01-09 as we had determined that it was impracticable to obtain the fair value of those arrangements.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of July 3, 2004, we had approximately $360 million in goodwill and tradename assets.  The fair value of the Carter’s tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 12%.  The tradename was determined to have an indefinite life.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of goodwill is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

Accrued expenses:  Accrued expenses for health insurance, workers compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Accounting for income taxes:  As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying unaudited condensed consolidated statement of operations.

Stock-based compensation arrangements:  We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale.  Prior to our initial public offering, in the absence of a public market for Carter’s, Inc.’s common stock, management and the Board of Directors estimated the market value of Carter’s, Inc.’s common stock for all option grants and stock issuances using an approach that applies a multiple to Adjusted EBITDA.  Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related charges, write-downs of long-lived assets, closure costs, and a deferred charge write-off.  Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States of America.

FORWARD LOOKING STATEMENTS

Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2004 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include a decrease in sales to or the loss of one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children’s apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children’s apparel business.  These risks are described in our final prospectus dated October 23, 2003 under the headings “Risk Factors,”  “Business-Competition; Certain Risks,” and “Statement Regarding Forward-Looking Statements.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates.  These risks and our strategies to manage our exposure to them are discussed below.

We contract for production with third parties primarily in the Far East and South and Central America.  While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors.  Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years.  In order to manage this risk, we source products from approximately 100 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States and various local currencies.  To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations.  We do not hedge foreign currency exchange rate risk.

Our operating results are subject to risk from interest rate fluctuations on our debt, which carries variable interest rates.  At July 3, 2004, our outstanding debt aggregated $204.9 million, of which $91.8 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $918,000 and could have an adverse effect on our net income and cash flow.  Pursuant to the provisions of our senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt.  The cap rate is 7.0%, and the arrangement expires on December 7, 2004.

OTHER RISKS

There also are other risks in the operation of our business specifically related to raw material pricing and our global sourcing network.

The principal raw materials we use are finished fabrics and trim materials.  Prices for these materials are affected by changes in market demand, and there can be no assurance that prices for these and other raw materials will not increase in the near future.  These materials are available from more than one supplier, which enables us to negotiate pricing.  However, the loss of one or more of these suppliers could temporarily interrupt our supply, which could have an adverse effect on our sales and increase our costs.

We currently source substantially all of our production from our offshore operations and third-party manufacturers located in foreign countries.  As a result, we may be adversely affected by political instability resulting in the disruption of trade from foreign countries, the imposition of new regulations relating to imports, duties, taxes, and other charges on imports, any significant decreases in the value of the dollar against foreign currencies, and restrictions on the transfer of funds.  These and other factors could result in the interruption of production in offshore facilities, delay receipt of the products into the United States, or affect our operating income.  Our future performance may be subject to such factors, which are beyond our control, and there can be no assurance that such factors would not have a material adverse effect on our financial condition and results of operations.  We carefully select our sourcing agents, and in an effort to mitigate the possible disruption in product flow, we place production in various countries we believe to be of lower risk.

We continually evaluate opportunities to improve our products and reduce our costs.  Our remaining sewing facilities, located in Mexico, currently provide us with an advantageous cost structure.  If we determine in the future that we are able to source products currently sewn in Mexico at a significantly lower cost with superior quality elsewhere, we would develop a plan to exit such facilities and incur substantial closure-related costs.

We enter into various purchase order commitments with full-package suppliers.  We can cancel these arrangements, although in some instances, we may be subject to a termination charge reflecting a percentage of work performed prior to cancellation.  Historically, such cancellations and related termination charges have occurred infrequently and have not had a material impact on our business. However, as we rely more heavily on our full-package global sourcing network, we expect to incur more of these termination charges, which could increase our cost of goods sold.

ITEM 4.                               CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. and TWCC have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Carter’s, Inc. and TWCC have concluded that our disclosure controls and procedures are adequate and effective.

We have recently implemented a policy that requires an additional monthly review by management of all inventory-related journal entries exceeding $500,000.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

From time to time, we have been involved in various legal proceedings.  We believe that all such litigation is routine in nature and incidental to the conduct of our business.  We believe that no such litigation will have a material adverse effect on our financial condition, cash flows, or results of operations.

On August 21, 2002, a lawsuit was filed against us in the State Court of Fulton County, State of Georgia by T.N.S. Mills, Inc. and Bowling Green Spinning Company in which the plaintiffs are claiming damages of approximately $830,000 related to an alleged oral guarantee of money owed to them by a third-party vendor.  On July 27, 2004 the court granted our motion for summary judgment.

ITEM 2. CHANGES IN SECURITIES:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its Annual Meeting of Stockholders on May 14, 2004 (the “Annual Meeting”) for which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

At the Annual Meeting, two Class I directors were nominated for re-election, and the holders of Carter’s, Inc.’s common stock elected both nominees as indicated by the following schedule of votes cast:

Nominee	Total Votes For	Total Votes Against	Total Abstentions	Total Broker Non-Votes
Ross M. Jones	24,660,812	1,660,873	—	—

David Pulver	26,129,923	191,762	—	—

The Directors continuing to serve after the Annual Meeting were:  Class I directors - Ross M. Jones and David Pulver, Class II directors - Bradley M. Bloom and Frederick J. Rowan, II, and Class III directors - Paul Fulton, John R. Welch, and Thomas Whiddon.

The holders of Carter’s, Inc.’s common stock approved the Company’s 2003 Equity Incentive Plan.  A total of 23,856,557 votes were cast in favor, 1,582,577 votes were cast against, 5,585 votes were abstentions, and 876,966 votes were broker non-votes.

The holders of Carter’s, Inc.’s common stock approved the Company’s Amended and Restated Annual Incentive Compensation Plan.   A total of 24,960,934 votes were cast in favor, 478,799 votes were cast against, 4,986 votes were abstentions, and 876,966 votes were broker non-votes.

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

Exhibit Number

Description of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

31.3	Rule 13a-14(a)/15d-14(a) Certification

31.4	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

(b) Reports on Form 8-K:

On April 27, 2004, Carter’s, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission.  Under Item 12 of the report, we reported that on April 27, 2004, Carter’s, Inc. issued a press release announcing its financial results for the first quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CARTER’S, INC.
THE WILLIAM CARTER COMPANY

Date: August 17, 2004	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and Chief Executive Officer

Date: August 17, 2004	/s/ MICHAEL D. CASEY
Michael D. Casey

Executive Vice President and Chief Financial Officer