Form 10-Q
period 2004-10-02
CARTER WILLIAM CO; CARTERS INC
filed 2004-11-12
CIK 795363, 1060822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:

001-31829 and 333-22155

CARTER’S, INC.
THE WILLIAM CARTER COMPANY
(Exact names of registrants as specified in their charters)

Delaware	13-3912933
Massachusetts	04-1156680
(States or other jurisdictions of	(I.R.S. Employer Identification Nos.)
Incorporation or Organization)

The Proscenium
1170 Peachtree Street NE, Suite 900
Atlanta, Georgia  30309
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

Applicable only to corporate issuers:

Carter’s, Inc. has one class of common stock.  There were 28,421,417 shares of Carter’s, Inc.’s common stock, par value of $0.01 per share, outstanding as of the close of business on November 12, 2004.

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

INDEX

Part I.	Financial Information

	Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 2, 2004 and January 3, 2004

Unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended October 2, 2004 and October 4, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 2, 2004 and October 4, 2003

Notes to the Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Change in Securities

	Item 3.	Defaults upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER’S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	October 2, 2004	January 3, 2004

ASSETS
Current assets:
Cash and cash equivalents	$12,004	$36,061
Accounts receivable, net	103,108	65,318
Inventories, net	148,414	104,760
Prepaid expenses and other current assets	2,680	6,575
Assets held for sale	864	50
Deferred income taxes	10,692	9,045

Total current assets	277,762	221,809

Property, plant, and equipment, net	51,177	50,502
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Licensing agreements, net of accumulated amortization of $15,000 and $11,875	—	3,125
Deferred debt issuance costs, net	6,486	7,666
Other assets	2,881	3,485

Total assets	$697,821	$646,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$927	$3,336
Accounts payable	42,371	30,436
Other current liabilities	37,274	37,405

Total current liabilities	80,572	71,177

Long-term debt	213,788	209,377
Deferred income taxes	82,078	83,196
Other long-term liabilities	9,816	9,816

Total liabilities	386,254	373,566

Commitments and contingencies
Stockholders’ equity:
Carter’s, Inc., preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at October 2, 2004 and January 3, 2004	—	—

Carter’s, Inc., common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,331,337 shares issued and outstanding at October 2, 2004 and 27,985,360 shares issued and outstanding at January 3, 2004 (TWCC’s common stock, voting; par value $.01 per share; 200,000 shares authorized; 1,000 shares issued and outstanding at October 2, 2004 and January 3, 2004)	283	280
Additional paid-in capital	246,166	241,780
Retained earnings	65,118	30,476

Total stockholders’ equity	311,567	272,536

Total liabilities and stockholders’ equity	$697,821	$646,102

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for share data)

 (unaudited)

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net sales	$251,357	$212,135	$590,384	$518,136
Cost of goods sold	163,490	136,451	376,656	331,993

Gross profit	87,867	75,684	213,728	186,143
Selling, general, and administrative expenses	56,280	51,896	151,674	138,660
Closure costs	49	115	589	115
Royalty income	(3,589)	(3,692)	(9,257)	(8,149)

Operating income	35,127	27,365	70,722	55,517
Interest expense, net	4,666	6,788	13,654	20,309

Income before income taxes	30,461	20,577	57,068	35,208
Provision for income taxes	12,049	7,922	22,426	13,555

Net income	$18,412	$12,655	$34,642	$21,653

Carter’s, Inc.
Basic net income per common share	$0.65	$0.56	$1.24	$0.96
Diluted net income per common share	$0.62	$0.52	$1.16	$0.90
Basic weighted average number of shares outstanding	28,109,978	22,564,856	28,032,520	22,560,872
Diluted weighted average number of shares outstanding	29,902,137	24,236,255	29,887,853	24,084,183

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

(unaudited)

	For the nine-month periods ended
	October 2, 2004	October 4, 2003
Cash flows from operating activities:
Net income	$34,642	$21,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,145	16,009
Amortization of debt issuance costs	1,180	1,264
Accretion of debt discount	56	99
Tax benefit from exercise of stock options	2,887	—
Non-cash stock compensation expense	294	256
Non-cash closure costs	—	115
Loss (gain) on sale of property, plant, and equipment	84	(21)
Deferred tax (benefit) provision	(2,765)	1,440
Effect of changes in operating assets and liabilities:
Accounts receivable	(37,790)	(17,293)
Inventories	(43,654)	(12,380)
Prepaid expenses and other assets	3,899	1,515
Accounts payable and other liabilities	11,934	(3,245)

Net cash (used in) provided by operating activities	(14,088)	9,412

Cash flows from investing activities:
Capital expenditures	(13,967)	(9,367)
Proceeds from sale of property, plant, and equipment	408	275
Collections on loan	600	600

Net cash used in investing activities	(12,959)	(8,492)

Cash flows from financing activities:
Payments of term loan	(8,054)	(6,040)
Payments on revolving loan facility	(79,760)	(89,700)
Proceeds from revolving loan facility	89,760	91,600
Payment of dividend	—	(24,893)
Payment of debt issuance costs	—	(799)
Payments of capital lease obligations	(164)	(195)
Proceeds from exercise of stock options	1,208	—
Proceeds from sale of common stock	—	600

Net cash provided by (used in) financing activities	2,990	(29,427)

Net decrease in cash and cash equivalents	(24,057)	(28,507)
Cash and cash equivalents, beginning of period	36,061	35,562

Cash and cash equivalents, end of period	$12,004	$7,055

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER’S, INC.
AND THE WILLIAM CARTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — THE COMPANY:

        On September 30, 2003, Carter Holdings, Inc., a Massachusetts corporation, re-incorporated in Delaware and changed its name by forming and subsequently merging with and into its new wholly-owned Delaware subsidiary, Carter’s, Inc.  The surviving company in the merger was Carter’s, Inc.  In connection with the re-incorporation, Carter’s, Inc. effected a 4-for-1 split of its common stock.

        Carter’s, Inc. conducts its operations and derives all of its operating income and cash flow through its wholly-owned subsidiary, The William Carter Company (“TWCC”).  Carter’s, Inc., together with TWCC (collectively “Carter’s,” “we,” “us,” and “our”) design, source, manufacture, and market branded childrenswear under the Carter’s, Carter’s Classics, Child of Mine, and Tykes labels.  We intend to replace the Tykes brand name with our Just One Year brand beginning in December 2004.  Our products are sourced through contractual arrangements with numerous manufacturers throughout the world and through production at company-managed sewing facilities in Mexico.  Our sewing operations in Costa Rica were closed in the fourth quarter of fiscal 2003.  (See Note 9 regarding the closure of our Costa Rican facilities).  Products are manufactured for wholesale distribution to major domestic retailers, including the mass channel, and for our 177 retail stores, which market our brand name merchandise and certain products manufactured by other companies.

        On October 29, 2003, we completed an initial public offering of Carter’s, Inc.’s common stock (the “offering”) including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates.  Net proceeds to us from the offering totaled $93.9 million.  On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million.  We used approximately $2.6 million of the net proceeds to terminate a management agreement with Berkshire Partners LLC and used approximately $11.3 million to prepay amounts outstanding under our term loan, as required by our senior credit facility.  The remaining proceeds were utilized for working capital and other general corporate purposes.

NOTE 2 — BASIS OF PREPARATION:

        The accompanying financial statements comprise the consolidated financial statements of Carter’s, Inc. and TWCC.  Carter’s, Inc.’s only asset is its investment in the common stock of TWCC, its wholly-owned subsidiary.  As a result, the consolidated financial positions, results of operations, and cash flows of Carter’s, Inc. and TWCC are substantially the same.

        In our opinion, the accompanying unaudited condensed consolidated financial statements of Carter’s, Inc. and TWCC contain all adjustments necessary to present fairly our financial position as of October 2, 2004, the results of our operations for the three and nine-month periods ended October 2, 2004 and October 4, 2003, and cash flows for the nine-month periods ended October 2, 2004 and October 4, 2003.  Operating results for the nine-month period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005.  Our accompanying condensed consolidated balance sheet as of January 3, 2004 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

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

        Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  Consistent with this policy, fiscal 2003 ended on January 3, 2004 and fiscal 2004 will end on January 1, 2005.  As a result, fiscal 2003 contained 53 weeks of financial results and fiscal 2004 will contain 52 weeks of financial results.  The additional week in fiscal 2003 was included in the first nine months of fiscal 2003.  Therefore, the accompanying unaudited consolidated financial statements for the first nine months of fiscal 2004 reflect our financial position as of October 2, 2004 and for the 39-week period then ended.  The first nine months of fiscal 2003 ended on October 4, 2003 and included 40 weeks of financial results.  The accompanying unaudited consolidated financial statements for the third quarter periods ended October 2, 2004 and October 4, 2003 each contain 13 weeks of financial results.

        During the first nine months of fiscal 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers.  Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer/Reseller” (“EITF 01-09”), we have included the fair value of these arrangements of approximately $930,000 in the third quarter of fiscal 2004 and $2,582,000 in the first nine months of fiscal 2004 as a component of selling, general, and administrative expenses on the accompanying unaudited condensed consolidated statements of income rather than as a reduction of revenue.  We treated co-op advertising arrangements in fiscal 2003 as a reduction of revenue in accordance with EITF 01-09 as we had determined that it was impracticable to obtain the fair value of those arrangements in order to classify these costs as a component of selling, general, and administrative expenses.

NOTE 3 — STOCK-BASED COMPENSATION:

        We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion No. 25.  Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the option grant.  For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of our common stock, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing model.

        The following table illustrates, for disclosure purposes only, the effect on net income if compensation expense for our stock option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148 (dollars in thousands, except per share data):

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net income, as reported	$18,412	$12,655	$34,642	$21,653

Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	33	35	114	43
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(497)	(168)	(1,020)	(435)

Pro forma net income	$17,948	$12,522	$33,736	$21,261

Carter’s, Inc.’s net income per common share:

Basic-as reported	$0.65	$0.56	$1.24	$0.96

Basic-pro forma	$0.64	$0.55	$1.20	$0.94

Diluted-as reported	$0.62	$0.52	$1.16	$0.90

Diluted-pro forma	$0.60	$0.52	$1.13	$0.88

        For basic stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003.  For basic stock options, using a fair value method, the fair value of each stock option at the date of the grant was estimated to range from $12.81 to $14.15 per share for stock options granted in fiscal 2004 and range from $6.40 to $13.55 per share for stock options granted in fiscal 2003.  These per share stock option values were calculated at an assumed risk-free interest rate of 3.2% to 4.5% for fiscal 2004 and 3.8% to 4.2% for 2003, with an expected life of 7 to 10 years and expected volatility from 36.7% to 50.0%.  No dividends were assumed.

        For performance stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003.  For performance stock options, using a fair value method, the fair value of each stock option at the date of grant was estimated to range from $6.40 to $13.55 per share for stock options granted in fiscal 2003.  These per share stock option values were calculated at the same assumed risk-free interest rates shown above with an expected life of 10 years and expected volatility of 50.0%.  No dividends were assumed.

        Coincident with the completion of the secondary offering as discussed in Note 5, certain performance objectives have been met and a determination event, as defined, has occurred. Accordingly, performance options will now vest ratably over a five-year period from the grant date.

NOTE 4 — INVENTORIES:

        Inventories consisted of the following ($000):

	October 2, 2004	January 3, 2004

Finished goods	$142,628	$102,921
Work in process	3,704	1,572
Raw materials and supplies	2,082	267

Total	$148,414	$104,760

NOTE 5 — STOCK TRANSACTIONS OF CARTER’S, INC:

        On July 31, 2003, we paid a dividend of approximately $24.9 million on the outstanding shares of our common stock to the stockholders of record as of July 30, 2003.  At the same time, we paid a special bonus of approximately $2.5 million to our vested option holders.  This special bonus was recorded as compensation expense during the third quarter of fiscal 2003.

        During the nine-month period ended October 2, 2004, we issued 366,200 stock options to purchase Carter’s, Inc.’s common stock to certain employees.  During the first nine months of fiscal 2003, we issued 398,000 stock options to purchase Carter’s, Inc.’s common stock to one of our directors and to certain employees.  No compensation expense was recorded during the first nine months of fiscal 2004 as a result of options granted during that period as the options were issued as of the date of grant with an exercise price equal to the fair market value of a share of stock.  We recorded approximately $50,000 in compensation expense during the third quarter of fiscal 2003 related to stock option grants.

        Additionally, during the first nine months of fiscal 2003, we sold shares of our common stock to two of our directors for cash proceeds of $600,000 (one during the second quarter and one during the third quarter).  In connection with these transactions, we recorded additional paid-in capital in the amount of $600,000.  Additionally, we recorded approximately $206,000 in compensation expense during the first nine months of fiscal 2003 related to these stock sales.

        During the second and third quarters of fiscal 2004, certain employees exercised 87,743 and 258,234 options for cash proceeds of $200,000 and $1,008,000.

        On September 29, 2004, we completed a secondary offering of 8,687,457 shares of Carter’s, Inc.’s common stock, including the underwriters’ over-allotment option, which was sold by Berkshire Partners LLC and its affiliates and certain members of management.  We did not receive any of the proceeds from this offering except for proceeds from the exercise of stock options exercised in connection with this offering.  The sale reduced the beneficial ownership, on a fully-diluted basis, of Berkshire Partners LLC and its affiliates to 36.2% from 66.0% and management’s ownership to 8.9% from 10.1%.  We incurred $553,000 of costs related to the offering in the third quarter of fiscal 2004 that are recorded as a component of selling, general, and administrative expenses in the unaudited condensed consolidated statements of income.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS:

        In connection with our 2001 acquisition by Berkshire Partners LLC and affiliates (the “Acquisition”), as more fully described in Note 1 to our consolidated financial statements in our most recently filed annual report on Form 10-K, we adopted provisions of SFAS No. 141, “Business Combinations” and applied the required provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, our tradename and goodwill have been deemed to have indefinite lives and are no longer being amortized.  Our licensing agreements were amortized over the average three-year life of such agreements.  Amortization expense for the third quarter and first nine-month period of fiscal 2003 was $1.3 million and $3.8 million.  Amortization expense for the third quarter and first nine-month period of fiscal 2004 was $0.6 million and $3.1 million.  The licensing agreements were fully amortized as of October 2, 2004.

NOTE 7 — EMPLOYEE BENEFIT PLANS:

        We have an obligation under a defined benefit plan covering certain former officers.  We also offer a comprehensive post-retirement medical plan and life insurance to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare supplement plan.  See Note 7 “Employee Benefit Plans” to the consolidated financial statements in our most recently filed annual report on Form 10-K for further information.

        The components of pension benefit expense charged to operations are as follows ($000):

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Service cost — benefits attributed to service during the period	$—	$—	$—	$—
Interest cost on accumulated pension benefit obligation	20	22	59	65
Amortization of prior service cost	—	—	—	—
Amortization of net actuarial loss	—	15	—	47
Total net periodic pension benefit cost	$20	$37	$59	$112

                The components of post-retirement life and medical benefit expense charged to operations are as follows ($000):

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Service cost — benefits attributed to service during the period	$23	$20	$70	$60
Interest cost on accumulated post-retirement benefit obligation	162	158	468	473
Amortization of net actuarial loss	—	—	—	—
Total net periodic post-retirement benefit cost	$185	$178	$538	$533

NOTE 8 — SEGMENT INFORMATION:

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

        Under our methodology, segment results include the direct costs of each segment and all other costs are allocated based upon detailed estimates and analysis of actual time and expenses incurred to support the operations of each segment or units produced or sourced to support each segment’s revenue.  Certain costs, including incentive compensation for certain employees, the Berkshire Partners LLC management fee (terminated in connection with our initial public offering, see Note 1 to the unaudited condensed consolidated financial statements), and various other general corporate costs that are not specifically allocable to our segments, are included in other reconciling items below.  Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory.  The accounting policies of the segments are the same as those described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements in our most recently filed annual report on Form 10-K.

        The table below presents certain segment information for the periods indicated ($000):

	For the three-month periods ended				For the nine-month periods ended
	October 2, 2004	% of Total	October 4, 2003	% of Total	October 2, 2004	% of Total	October 4, 2003	% of Total
Net sales:
Wholesale	$113,932	45.3%	$103,341	48.7%	$278,020	47.1%	$265,573	51.2%
Retail	86,186	34.3%	77,471	36.5%	205,421	34.8%	190,992	36.9%
Mass Channel	51,239	20.4%	31,323	14.8%	106,943	18.1%	61,571	11.9%
Total net sales	$251,357	100.0%	$212,135	100.0%	$590,384	100.0%	$518,136	100.0%

EBITDA:		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Wholesale	$20,155	17.7%	$16,891	16.3%	$47,989	17.3%	$42,716	16.1%
Retail	22,547	26.2%	19,690	25.4%	45,010	21.9%	42,115	22.1%
Mass Channel	5,150	10.1%	4,898	15.6%	13,199	12.3%	6,602	10.7%
Other reconciling items	(8,527)	(3.4)%	(8,096)	(3.8)%	(20,331)	(3.4)%	(19,907)	(3.8)%
Total EBITDA	$39,325	15.6%	$33,383	15.7%	$85,867	14.5%	$71,526	13.8%

        EBITDA shown above represents earnings before interest, income tax expense, depreciation, and amortization.  EBITDA is presented because it is one measurement used by management in assessing financial performance, and we believe it is helpful to investors, securities analysts, and other interested parties in evaluating performance of companies in our industry.  EBITDA is also a measure used as a basis for calculating our financial covenants under our senior credit facility.  EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States of America.  It should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, an alternative to net income, or any other measure of performance derived in accordance with generally accepted accounting principles in the United States of America.  Our definition and calculation of EBITDA may not be comparable to similarly titled measures used by other companies.

        A reconciliation of EBITDA to net income is presented below ($000):

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Total EBITDA	$39,325	$33,383	$85,867	$71,526
Depreciation and amortization expense	(4,198)	(6,018)	(15,145)	(16,009)
Interest expense, net	(4,666)	(6,788)	(13,654)	(20,309)
Provision for income taxes	(12,049)	(7,922)	(22,426)	(13,555)
Net income	$18,412	$12,655	$34,642	$21,653

NOTE 9 — CLOSURE COSTS:

          On July 3, 2004, we closed our distribution facility located in Leola, Pennsylvania in order to consolidate shipping operations with our remaining three distribution facilities located in Georgia.  This closure was announced to affected employees on June 1, 2004.  Total employees terminated as of October 2, 2004 were 33.  As a result of this closure, we recorded approximately $77,000 in other exit costs and reversed approximately $28,000 of previously estimated severance during the third quarter of fiscal 2004.  During the first nine months of fiscal 2004, we recorded approximately $67,000 in severance and $77,000 in other exit costs.  During the fourth quarter of fiscal 2004, we expect to incur approximately $31,000 in additional severance and other exit costs.

          In July 2003, we decided to exit our sewing facilities located in Costa Rica given our ability to obtain lower costs from third-party suppliers.  The facilities were held and used for production through the end of November 2003.  Total employees terminated as of October 2, 2004 were approximately 1,492.  As a result of the Costa Rican closures, we recorded approximately $1,306,000 in accelerated depreciation during the third and fourth quarters of fiscal 2003 (included in cost of goods sold) and plant closure costs of approximately $1,041,000 comprised of $184,000 of asset impairment charges, $483,000 of severance, and $374,000 in other exit costs.  We also incurred approximately $424,000 in the fourth quarter of fiscal 2003 and $11,000 in the first quarter of fiscal 2004 of federal income tax expense related to the dissolution of our Costa Rican subsidiary (included in the provision for income taxes).  In the first nine months of fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously estimated for this closure and recorded approximately $74,000 of severance and $371,000 of other closure costs.

        Activity associated with the closure cost reserves for our Costa Rican sewing facility and our distribution facility in Leola, Pennsylvania for the three-month period ended October 2, 2004 is as follows:

	July 3, 2004 Reserves	Provisions	Payments	October 2, 2004 Reserves

Severance and other termination benefits	$100,000	$(28,000)	$(41,000)	$31,000
Other exit costs	—	77,000	(77,000)	—

Total	$100,000	$49,000	$(118,000)	$31,000

Activity for the nine-month period ended October 2, 2004 is as follows:

	January 3, 2004 Reserves	Provisions	Payments	October 2, 2004 Reserves

Severance and other termination benefits	$274,000	$141,000	$(384,000)	$31,000
Other exit costs	—	448,000	(448,000)	—

Total	$274,000	$589,000	$(832,000)	$31,000

NOTE 10 — EARNINGS PER SHARE:

        In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is based on the weighted average number of common shares outstanding during the period, whereas diluted earnings per share also gives effect to all potentially dilutive common shares, which include stock options, that were outstanding during the period.  All such stock options are reflected in the denominator using the treasury stock method.  This method assumes that shares are issued for options that are “in the money,” but that we use the proceeds of such option exercises (generally, cash to be paid plus future compensation expense to be recognized) to repurchase shares at the average market value of our shares for the respective periods.  We have used our best estimate of the average fair market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

        The following is a reconciliation of basic number of Carter’s, Inc.’s common shares outstanding to diluted number of common and common equivalent shares outstanding:

	For the three-month periods ended		For the nine-month periods ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Net income	$18,412,000	$12,655,000	$34,642,000	$21,653,000
Carter’s, Inc.’s weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,109,978	22,564,856	28,032,520	22,560,872
Dilutive effect of stock options	1,792,159	1,671,399	1,855,333	1,523,311
Diluted number of common and common equivalent shares outstanding	29,902,137	24,236,255	29,887,853	24,084,183

Basic net income per common shares	$0.65	$0.56	$1.24	$0.96
Diluted net income per common shares	$0.62	$0.52	$1.16	$0.90

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        The following is a discussion of our results of operations and current financial position.  You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the section entitled “Risks Factors” in our final prospectus dated September 23, 2004.  Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.  Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

        Our fiscal year ends on the Saturday in December or January nearest to the last day of December.  Consistent with this policy, fiscal 2003 ended on January 3, 2004 and fiscal 2004 will end on January 1, 2005.  As a result, fiscal 2003 contained 53 weeks of financial results and fiscal 2004 will contain 52 weeks of financial results.  The additional week in fiscal 2003 was included in the first half of fiscal 2003.  Therefore, the accompanying unaudited condensed consolidated financial statements for the first nine months of fiscal 2004 reflect our financial position as of October 2, 2004 and for the 39-week period then ended.  The first nine months of fiscal 2003 ended on October 4, 2003 and included 40 weeks of financial results.  The three-month periods ended October 2, 2004 and October 4, 2003 each contained 13 weeks of financial results.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of income data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended		Nine-month periods ended
	October 2, 2004	October 4, 2003	October 2, 2004	October 4, 2003

Wholesale sales	45.3%	48.7%	47.1%	51.2%
Retail sales	34.3	36.5	34.8	36.9
Mass Channel sales	20.4	14.8	18.1	11.9

Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	65.0	64.3	63.8	64.1

Gross profit	35.0	35.7	36.2	35.9
Selling, general, and administrative expenses	22.4	24.5	25.7	26.8
Closure costs	—	—	0.1	—
Royalty income	(1.4)	(1.7)	(1.6)	(1.6)

Operating income	14.0	12.9	12.0	10.7
Interest expense, net	1.9	3.2	2.3	3.9

Income before income taxes	12.1	9.7	9.7	6.8
Provision for income taxes	4.8	3.7	3.8	2.6

Net income	7.3%	6.0%	5.9%	4.2%

Number of retail stores at end of period	177	164	177	164

Three and nine-month periods ended October 2, 2004 compared to three and nine-month periods ended October 4, 2003

      NET SALES.  In the third quarter of fiscal 2004, consolidated net sales increased $39.2 million, or 18.5%, to $251.4 million from $212.1 million in the third quarter of fiscal 2003.  This increase for the third quarter of fiscal 2004 over the prior year was driven by growth in each of our channels of distribution.  In the first nine months of fiscal 2004, consolidated net sales were $590.4 million, an increase of $72.2 million, or 13.9%, as compared with $518.1 million for the first nine months of fiscal 2003.  The increase in the first nine months of fiscal 2004 over the prior year reflects growth in sales to the mass channel, including sales of our Child of Mine brand to Wal-Mart, which launched in June of 2003, and growth in sales in our retail and wholesale channels.

      Total wholesale sales increased $10.6 million, or 10.2%, to $113.9 million in the third quarter of fiscal 2004 from $103.3 million in the third quarter of fiscal 2003.  Wholesale sales, excluding off-price sales, increased $13.0 million, or 13.5%, to $109.4 million from $96.4 million in the third quarter of fiscal 2003, driven by growth in our baby product category.  Sales growth in our baby product category has resulted from our focus on improving our core products.  In the first nine months of fiscal 2004, wholesale sales increased $12.4 million, or 4.7%, to $278.0 million from $265.6 million in the first nine months of fiscal 2003.  Wholesale sales, excluding off-price sales in the first nine months of fiscal 2004, increased $16.4 million, or 6.6%, to $264.7 million from $248.3 million in the first nine months of fiscal 2003.  The increase in wholesale sales for the first nine months was driven primarily by strong baby and sleepwear sales, offset by a slight decline in playwear due to the timing of demand and related shipments.  Increased sleepwear sales were driven by our focus on improved sleepwear product design and sourcing capabilities.

      Mass channel sales in the third quarter of fiscal 2004 increased $19.9 million, or 63.6%, to $51.2 million from $31.3 million in the third quarter of fiscal 2003.  Mass channel sales in the first nine months of fiscal 2004 increased $45.4 million, or 73.7% to $106.9 million from $61.6 million in the first nine months of fiscal 2003.  This revenue growth for the third quarter and first nine months of fiscal 2004 primarily reflects sales of our Child of Mine brand that began selling to Wal-Mart in the latter part of the second quarter of fiscal 2003.  Also contributing to this growth were increased sales of the Tykes brand sold to Target.  We intend to replace the Tykes brand name with our Just One Year brand beginning in December 2004.

      Retail store sales were $86.2 million for the third quarter of fiscal 2004, an increase of $8.7 million, or 11.2%, from $77.5 million in the third quarter of fiscal 2003.  The primary driver of the revenue increase was a comparable store sales increase of 6.1%, based on 161 locations, and incremental revenue generated from new stores opened subsequent to October 4, 2003, offset by the impact of stores closed over the last twelve months.  In the first nine months of fiscal 2004, retail store sales increased $14.4 million, or 7.6%, to $205.4 million from $191.0 million in the first nine months of fiscal 2003.  Such revenue growth was driven by incremental sales of $11.7 million generated from new stores opened subsequent to October 4, 2003 and a comparable store sales increase of $6.5 million, or 3.5%, based on 161 locations.  Such increases were partially offset by the impact of store closures of $0.8 million and an additional week of selling in the first nine months of fiscal 2003 of $3.1 million.  There were a total of 177 stores as of October 2, 2004.  We plan to open three more stores for a total of ten store openings and we plan to close four stores during the balance of fiscal 2004.  We do not expect to incur any significant costs as a result of these store closures.

        GROSS PROFIT.    Our gross profit increased $12.2 million, or 16.1%, to $87.9 million in the third quarter of fiscal 2004 from $75.7 million in the third quarter of fiscal 2003.  Gross profit as a percentage of net sales in the third quarter of fiscal 2004 decreased to 35.0% from 35.7% in the third quarter of fiscal 2003 due to channel mix and higher levels of inventory provisions for excess inventory.  Gross profit increased $27.6 million, or 14.8%, to $213.7 million in the first nine months of fiscal 2004 compared to $186.1 million in the first nine months of fiscal 2003.  As a percentage of net sales, gross profit in the first nine months of fiscal 2004 increased to 36.2% from 35.9% in the first nine months of fiscal 2003.  This increase in gross profit, relative to net sales, for the first nine months of fiscal 2004 resulted primarily from favorable product costs offset by a higher mix of mass channel revenues that generally yield lower margins than our wholesale and retail channels.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    Selling, general, and administrative expenses for the third quarter of fiscal 2004 increased $4.4 million, or 8.4%, to $56.3 million from $51.9 million in the third quarter of fiscal 2003.  Selling, general, and administrative expenses, as a percentage of net sales, decreased to 22.4% in the third quarter of fiscal 2004 from 24.5% in the third quarter of fiscal 2003.  This decrease was driven primarily by leveraging operating expenses against higher levels of revenue and control over the growth in spending.  The prior year also included the payment of a special dividend bonus to vested option holders of approximately $2.5 million.  In the first nine months of fiscal 2004, selling, general, and administrative expenses increased $13.0 million, or 9.4%, to $151.7 million from $138.7 million in the first nine months of fiscal 2003.  As a percentage of net sales, these expenses decreased to 25.7% in the first nine months of fiscal 2004 from 26.8% in the first half of fiscal 2003.  Such improvements reflect the benefit of leveraging operating expenses, mostly notably in the mass channel, against higher levels of revenue.

        CLOSURE COSTS.    In June of 2004, we exited our distribution facility in Leola, Pennsylvania in order to consolidate our distribution operations and reduce costs.  We recorded approximately $77,000 of other exit costs during the third quarter of fiscal 2004 and reversed approximately $28,000 of severance costs previously estimated for this closure.  During the first nine months of fiscal 2004, we recorded approximately $144,000 in severance and other exit costs.

        In July of 2003, we decided to exit our Costa Rican sewing facilities, given our ability to obtain lower costs from third-party suppliers.  During the second quarter of fiscal 2004, we reversed approximately $136,000 of severance costs and other termination benefits previously estimated for this closure. During the first nine months of fiscal 2004, we recorded approximately $74,000 of severance and $371,000 of other closure costs.

        ROYALTY INCOME.    We license the use of our Carter’s, Carter’s Classics, and Child of Mine names and sublicense the Tykes name to certain licensees.  Our royalty income in the third quarter of fiscal 2004 decreased 2.8% to $3.6 million compared to $3.7 million in the third quarter of fiscal 2003.  During the first nine months of fiscal 2004, royalty income was approximately $9.3 million, an increase of $1.1 million, or 13.6%, compared to the first nine months of fiscal 2003.  The increase in the first nine months of fiscal 2004 resulted primarily from royalties earned on licensed sales of our Child of Mine brand by our licensee partners who began shipping their products during the third quarter of fiscal 2003.

        OPERATING INCOME.    Operating income for the third quarter of fiscal 2004 increased $7.8 million, or 28.4%, to $35.1 million compared to $27.4 million in the third quarter of fiscal 2003.  As a percentage of net sales, operating income increased to 14.0% in the third quarter of fiscal 2004 compared to 12.9% in the third quarter of fiscal 2003.  Operating income for the first nine months of fiscal 2004 increased $15.2 million to $70.7 million from $55.5 million in the first nine months of fiscal 2003.  Operating income, as a percentage of net sales, increased to 12.0% in the first nine months of fiscal 2004 compared to 10.7% in the first nine months of fiscal 2003.  These increases in operating income for the third quarter and first nine months of fiscal 2004 reflect the benefits from revenue growth, increased gross profit, and the leveraging of operating expenses, described above.

        INTEREST EXPENSE, NET.    Interest expense in the third quarter of fiscal 2004 decreased $2.1 million, or 31.3%, to $4.7 million compared to $6.8 million in the third quarter of fiscal 2003.  In the first nine months of fiscal 2004, interest expense decreased $6.7 million, or 32.8%, to $13.7 million from $20.3 million in the first nine months of fiscal 2003.  These decreases are attributable to the redemption of approximately $61.3 million of our 10.875% senior subordinated notes in the fourth quarter of fiscal 2003, lower variable interest rates on reduced levels of term loan indebtedness, and the additional week of interest in the first nine months of fiscal 2003.

        INCOME TAXES.    We recorded a provision for income taxes of $12.0 million in the third quarter of fiscal 2004 compared to $7.9 million in the third quarter of fiscal 2003.  In the first nine months of fiscal 2004, we recorded a provision for income taxes of $22.4 million compared to $13.6 million in the first nine months of fiscal 2003.  Our effective tax rate was approximately 39.6% during the third quarter and 39.3% during the first nine months of fiscal 2004 and 38.5% during the third quarter and first nine months of fiscal 2003.  The increase in the effective tax rate as compared to the prior year periods resulted from the impact of certain non-deductible secondary offering costs incurred during the third quarter of fiscal 2004.

        NET INCOME.    As a result of the factors noted above, our third quarter 2004 net income was approximately $18.4 million compared to approximately $12.7 million in the third quarter of fiscal 2003.  Net income for the first nine months of fiscal 2004 was $34.6 million compared to $21.7 million in the first nine months of fiscal 2003.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

        Our cash needs are primarily for working capital, capital expenditures, and debt service.  Historically, we have financed these needs through internally generated cash flow and funds borrowed under our senior credit facility.  Our primary source of liquidity will continue to be cash flow from operations and borrowings available under our revolving loan facility, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures.  These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our senior credit facility.

        Net accounts receivable at October 2, 2004 were $103.1 million compared to $70.9 million at October 4, 2003 and $65.3 million at January 3, 2004.  The increase compared to October 4, 2003 reflects higher levels of revenue in the latter part of the third quarter of fiscal 2004 as compared to the end of the third quarter of fiscal 2003.  Due to the seasonal nature of our operations, the net accounts receivable balance at October 2, 2004 is not comparable to the net accounts receivable balance at January 3, 2004.

        Net inventories at October 2, 2004 were $148.4 million compared to $118.1 million at October 4, 2003 and $104.8 million at January 3, 2004.  This increase over October 4, 2003 was planned to support fall 2004 and spring 2005 shipping requirements.  Due to the seasonal nature of our operations, net inventories at October 2, 2004 are not comparable to net inventories at January 3, 2004.

        Net cash used in operating activities for the first nine months of fiscal 2004 was $14.1 million compared to net cash provided by operating activities of $9.4 million in the first nine months of fiscal 2003.  The change in net cash used in/provided by operating activities in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 is primarily attributable to increases in inventory and accounts receivable, partially offset by increases in accounts payable and the growth in earnings.

        We have invested $14.0 million in capital expenditures during the first nine months of fiscal 2004 compared to $9.4 million during the first nine months of fiscal 2003.  We plan to invest an additional $10.0 million in capital expenditures during the remainder of fiscal 2004.  Major investments in fiscal 2004 include the expansion of our distribution capabilities, retail store openings and remodeling, and fixturing programs for wholesale and mass channel customers.

        On October 29, 2003, we completed an initial public offering of Carter’s, Inc.’s common stock including the sale of 5,390,625 shares by us and 1,796,875 shares by the selling stockholders, primarily Berkshire Partners LLC and its affiliates.  Net proceeds to us from the offering totaled $93.9 million.  On November 28, 2003, we used approximately $68.7 million of the proceeds to redeem approximately $61.3 million in outstanding senior subordinated notes and pay a redemption premium of approximately $6.7 million and related accrued interest charges of $0.7 million.  We used approximately $2.6 million of the net proceeds to terminate a management agreement with Berkshire Partners LLC and used approximately $11.3 million to prepay amounts outstanding under our term loan as required by our senior credit facility.  We used remaining proceeds for working capital and other general corporate purposes.

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

        On March 22, 2004, we prepaid an additional $5.0 million of term loan indebtedness.  At October 2, 2004, we had approximately $214.7 million of debt outstanding, consisting of $113.1 million of senior subordinated notes (the “Notes”), $91.6 million in term loan borrowings, and $10.0 million in borrowings under our revolving loan facility, exclusive of approximately $10.6 million of outstanding letters of credit.  At October 2, 2004, we had approximately $59.4 million of financing available under our revolving loan facility.  At January 3, 2004, we had approximately $212.7 million of debt outstanding, consisting of $113.1 million of Notes, $99.6 million in term loan borrowings and no revolver borrowings, exclusive of approximately $6.5 million of outstanding letters of credit.  The revolver will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

        After giving effect to the prepayments of our term loan described above, principal borrowings under our term loan are due and payable in twelve quarterly installments of $231,792 from December 31, 2004 through September 30, 2007 and four quarterly payments of approximately $22.2 million from December 31, 2007 through September 30, 2008.  Interest on our term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months.  The outstanding balance of our revolving loan facility is payable in full on August 15, 2006, and interest is payable quarterly, or more frequently in the event we have chosen a Eurodollar rate option available under the terms of our senior credit facility.  No principal payments are required on the Notes prior to their scheduled maturity in August 2011.  Beginning August 15, 2006, we may redeem all or part of the Notes as further described in Note 5 to our most recently filed annual report on Form 10-K.  Interest is payable semi-annually on the Notes in February and August of each year.  Prior to the completion of our initial public offering, our semi-annual interest payment on the Notes was $9.5 million for each payment.  After giving effect to the redemption of $61.3 million of the principal amount of the Notes in November 2003, our semi-annual interest payment is now approximately $6.2 million.

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

SEASONALITY

        We experience seasonal fluctuations in our sales and profitability, with generally lower sales and gross profit in the first and second quarters of our fiscal year.  On average, over the past five fiscal years, approximately 57% of our consolidated net sales were generated in the second half of our fiscal year.  Accordingly, our results of operations for the first half of any year are not indicative of the results we expect for the full year.

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

Revenue recognition:  We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes and when all risks and rewards of ownership have transferred.  In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.  We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured.  In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers.  Such amounts are reflected as reductions of net sales. Certain accommodations related to co-op advertising for which we can determine the fair value are classified as a component of selling, general, and administrative expenses. Retail store revenues are recognized at the point of sale.  We reduce revenue for customer returns and deductions.  We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and reserve for certain accommodations and allowances that we have granted to our wholesale and mass channel customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required.

Inventory:  We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated fair market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those we project, additional write-downs may be required.

Goodwill and tradename:  As of October 2, 2004, we had approximately $360 million in goodwill and tradename assets.  The fair value of the Carter’s tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename.  The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of 12%.  The tradename was determined to have an indefinite life.  The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year.  Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products.  Impairment reviews may also be triggered by any significant events or changes in circumstances.  Our impairment review of goodwill is based on the estimated fair values of the underlying businesses.  These estimated fair values are based on estimates of the future cash flows of the businesses.

Accrued expenses:  Accrued expenses for health insurance, workers compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

Accounting for income taxes:  As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories.  Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying unaudited condensed consolidated statement of income.

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

FORWARD LOOKING STATEMENTS

        Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2004 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations only and are subject to certain risks, uncertainties, and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.  Among the factors that could cause actual results to materially differ include a decrease in sales to or the loss of one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children’s apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children’s apparel business.  These risks are described in our final prospectus dated September 23, 2004 under the headings “Risk Factors,”  “Business-Competition; Certain Risks,” and “Statement Regarding Forward-Looking Statements.”  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

        Our operating results are subject to risk from interest rate fluctuations on our debt, which carries variable interest rates.  At October 2, 2004, our outstanding debt aggregated $214.7 million, of which $101.6 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $1,016,000 and could have an adverse effect on our net income and cash flow.  Pursuant to the provisions of our senior credit facility, we purchased an interest rate cap as an economic hedge against approximately $31.3 million of variable rate debt.  The cap rate is 7.0%, and the arrangement expires on December 7, 2004.

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

PART II — OTHER INFORMATION

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

        (b)   Reports on Form 8-K:

                                                     On July 29, 2004, Carter’s, Inc. filed a current report on Form 8-K with the Securities and Exchange Commission.  Under Item 12 of the report, we reported that on July 28, 2004, Carter’s, Inc. issued a press release announcing its financial results for the second quarter ended July 3, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CARTER’S, INC.
THE WILLIAM CARTER COMPANY

Date: November 12, 2004	/s/ FREDERICK J. ROWAN, II
Frederick J. Rowan, II
Chairman of the Board of Directors and
Chief Executive Officer

Date: November 12, 2004	/s/ MICHAEL D. CASEY
Michael D. Casey

Executive Vice President and

Chief Financial Officer