Form 10-Q
period 2005-04-02
CARTER WILLIAM CO; CARTERS INC
filed 2005-04-28
CIK 795363, 1060822

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers:
001-31829 and 333-22155

CARTER'S, INC.
THE WILLIAM CARTER COMPANY
(Exact names of registrants as specified in their charters)

Delaware Massachusetts (States or other jurisdictions of Incorporation or Organization)	13-3912933 04-1156680 (I.R.S. Employer Identification Nos.)
The Proscenium 1170 Peachtree Street NE, Suite 900 Atlanta, Georgia 30309 (Address of principal executive offices, including zip code)
(404) 745-2700 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Applicable only to corporate issuers:

Carter's, Inc. has one class of common stock. There were 28,506,652 shares of Carter's, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on April 28, 2005.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Carter's, Inc. and The William Carter Company. Unless the context indicates otherwise, any reference in this report to "TWCC" refers to The William Carter Company, the wholly-owned operating subsidiary of Carter's, Inc. "Carter's," "we," "us," and "our" refer to Carter's, Inc. together with TWCC.

The William Carter Company meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
INDEX

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)
(unaudited)

	April 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,548	$33,265
Accounts receivable, net	75,806	80,440
Inventories, net	106,842	120,792
Prepaid expenses and other current assets	5,647	4,499
Deferred income taxes	10,950	12,571

Total current assets	235,793	251,567
Property, plant, and equipment, net	51,155	53,187
Tradename	220,233	220,233
Cost in excess of fair value of net assets acquired	139,282	139,282
Deferred debt issuance costs, net	5,287	5,867
Other assets	2,260	2,829

Total assets	$654,010	$672,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$521	$724
Accounts payable	18,111	26,453
Other current liabilities	35,089	40,696

Total current liabilities	53,721	67,873
Long-term debt	163,870	183,778
Deferred income taxes	83,597	83,579
Other long-term liabilities	9,802	9,802

Total liabilities	310,990	345,032

Commitments and contingencies
Stockholders' equity:
Carter's, Inc., preferred stock; par value $.01 per share; 100,000 shares authorized; none issued or outstanding at April 2, 2005 and January 1, 2005	—	—
Carter's, Inc., common stock, voting; par value $.01 per share; 40,000,000 shares authorized; 28,506,652 shares issued and outstanding at April 2, 2005 and 28,432,452 shares issued and outstanding at January 1, 2005 (TWCC's common stock, voting; par value $.01 per share; 200,000 shares authorized; 1,000 shares issued and outstanding at April 2, 2005 and January 1, 2005)	285	284
Additional paid-in capital	248,838	247,610
Deferred compensation	(86)	(95)
Retained earnings	93,983	80,134

Total stockholders' equity	343,020	327,933

Total liabilities and stockholders' equity	$654,010	$672,965

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except for share data)
(unaudited)

	For the three-month periods ended
	April 2, 2005	April 3, 2004
Net sales	$206,207	$182,720
Cost of goods sold	130,442	116,450

Gross profit	75,765	66,270
Selling, general, and administrative expenses	51,996	47,370
Closure costs	—	534
Royalty income	(3,523)	(3,164)

Operating income	27,292	21,530
Interest expense, net	4,402	4,624

Income before income taxes	22,890	16,906
Provision for income taxes	9,041	6,593

Net income	$13,849	$10,313

Carter's, Inc.
Basic net income per common share	$0.49	$0.37
Diluted net income per common share	$0.46	$0.35
Basic weighted average number of shares outstanding	28,466,734	27,985,360
Diluted weighted average number of shares outstanding	30,181,110	29,836,179

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three-month periods ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities:
Net income	$13,849	$10,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,088	5,338
Amortization of debt issuance costs	580	478
Accretion of debt discount	19	19
Amortization of deferred compensation	9	—
Non-cash stock compensation expense	72	67
Tax benefit from exercise of stock options	912	—
Loss on disposal of assets	37	—
Deferred tax provision	1,639	421
Effect of changes in operating assets and liabilities:
Accounts receivable	4,634	(7,463)
Inventories	13,950	13,571
Prepaid expenses and other assets	(1,179)	688
Accounts payable and other liabilities	(13,962)	(10,044)

Net cash provided by operating activities	24,648	13,388

Cash flows from investing activities:
Capital expenditures	(2,079)	(4,400)
Proceeds from sale of property, plant, and equipment	—	166
Collections on loan	600	600

Net cash used in investing activities	(1,479)	(3,634)

Cash flows from financing activities:
Payments of term loan	(20,130)	(7,590)
Proceeds from exercise of stock options	244	—
Payments of capital lease obligations	—	(69)

Net cash used in financing activities	(19,886)	(7,659)

Net increase in cash and cash equivalents	3,283	2,095
Cash and cash equivalents, beginning of period	33,265	36,061

Cash and cash equivalents, end of period	$36,548	$38,156

See accompanying notes to the unaudited condensed consolidated financial statements

CARTER'S, INC.
AND THE WILLIAM CARTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—THE COMPANY:

        Carter's, Inc. conducts its operations and derives all of its operating income and cash flow through its wholly-owned subsidiary, The William Carter Company ("TWCC"). This is a combined report for Carter's, Inc. and its wholly-owned subsidiary, TWCC. Both Carter's, Inc. and TWCC are registrants with the Securities and Exchange Commission. Carter's, Inc. is required to register its equity securities under the Securities Act of 1933, as amended, and TWCC is a voluntary filer as required under the terms of the indenture governing its 10.875% senior subordinated notes.

        Carter's, Inc., together with TWCC (collectively "Carter's," "we," "us," and "our") design, source, manufacture, and market branded childrenswear under the Carter's, Carter's Classics, Child of Mine, and Tykes labels. We replaced the Tykes brand name with our Just One Year brand beginning in December 2004. Our products are sourced through contractual arrangements with numerous manufacturers throughout the world and through production at company-managed sewing facilities in Mexico. Our sewing operations in Costa Rica were closed in the fourth quarter of fiscal 2003. (See Note 9 regarding the closure of our Costa Rican facilities). Products are manufactured for wholesale distribution to major domestic retailers, including the mass channel, and for our 181 retail stores that market our brand name merchandise and certain products manufactured by other companies.

NOTE 2—BASIS OF PREPARATION:

        The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of Carter's, Inc. and TWCC. Carter's, Inc.'s only asset is its investment in the common stock of TWCC, its wholly-owned subsidiary. As a result, the consolidated financial positions, results of operations, and cash flows of Carter's, Inc. and TWCC are substantially the same.

        In our opinion, the accompanying unaudited condensed consolidated financial statements of Carter's, Inc. and TWCC contain all adjustments necessary for a fair presentation of our financial position as of April 2, 2005 and the results of our operations and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004. Operating results for the three-month period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Our accompanying condensed consolidated balance sheet as of January 1, 2005 is from our audited consolidated financial statements included in our most recently filed annual report on Form 10-K.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission and the instructions to Form 10-Q. The accounting policies we follow are set forth in our most recently filed annual report on Form 10-K in the notes to our consolidated financial statements for the fiscal year ended January 1, 2005.

        Our fiscal year ends on the Saturday in December or January nearest to the last day of December. The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2005 reflect our financial position as of April 2, 2005. The first quarter of fiscal 2004 ended on April 3, 2004.

NOTE 3—STOCK-BASED COMPENSATION:

        We account for stock-based compensation on stock options under the intrinsic value method consistent with Accounting Principles Board Opinion ("APB") No. 25 ("APB 25"). Under this method, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the date of the stock option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value of Carter's, Inc.'s common stock, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). Stock options granted subsequent to our initial public offering have been valued using the Black-Scholes option pricing model.

        The following table illustrates, for disclosure purposes only, the effect on net income if compensation expense for our option grants had been determined based on the fair value as of the grant dates consistent with the methodology of SFAS 123 and SFAS 148:

	For the three-month periods ended
	April 2, 2005	April 3, 2004
(dollars in thousands, except per share data)
Net income, as reported	$13,849	$10,313
Add:
Stock-based employee compensation (under APB 25) included in reported net income, net of related tax effects	44	41
Deduct:
Total stock-based employee compensation expense determined under the fair value based method (under SFAS 123 and SFAS 148) for all awards, net of related tax effects	(383)	(219)

Pro forma net income	$13,510	$10,135

Carter's, Inc.'s net income per common share:
Basic—as reported	$0.49	$0.37
Basic—pro forma	$0.47	$0.36
Diluted—as reported	$0.46	$0.35
Diluted—pro forma	$0.45	$0.34

        For basic stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002. For basic stock options, using the Black-Scholes method, the fair value of each stock option at the date of the grant was estimated to range from $12.67 to $15.41 per share for stock options granted in fiscal 2004, $6.40 to

$13.55 per share for stock options granted in fiscal 2003, and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

        For performance stock options, using a minimum value method, the fair value of each stock option as of the date of grant was estimated to range from $3.08 to $9.76 per share for stock options granted in fiscal 2003 and $2.44 to $3.95 per share for stock options granted in fiscal 2002. For performance stock options, using the Black-Scholes method, the fair value of each stock option at the date of grant has been estimated to range from $6.40 to $13.55 per share for stock options granted in fiscal 2003 and $6.31 per share for stock options granted from August 23, 2002 to December 28, 2002.

        We have determined that the effect on pro forma net income would have been immaterial had compensation expense for our stock option grants, for periods prior to our initial public offering calculated using the minimum value method, been determined based on the fair value method as of the grant date using the Black-Scholes model.

        The fair value of options granted subsequent to August 23, 2002 was estimated at the date of grant using the Black-Scholes method with the following weighted average assumptions:

	For the fiscal years ended
			For the period from August 23, 2002 through December 28, 2002
	January 1, 2005	January 3, 2004
Volatility	36.80%	49.58%	49.58%
Risk-free interest rate	3.66%	4.03%	4.05%
Expected lives (years)	7	10	10
Dividend yield	—	—	—

NOTE 4—INVENTORIES:

        Inventories consisted of the following:

	April 2, 2005	January 1, 2005
(dollars in thousands)
Finished goods	$100,956	$116,137
Work in process	3,608	3,241
Raw materials and supplies	2,278	1,414

Total	$106,842	$120,792

NOTE 5—CARTER'S, INC.'S STOCK TRANSACTIONS:

        During the first quarter of fiscal 2005, certain employees exercised 74,200 stock options for cash proceeds to Carter's, Inc. of $243,520.

        During the first quarter of fiscal 2004, we issued 220,000 stock options to purchase Carter's, Inc.'s common stock to certain employees. No compensation expense was recorded during the first quarter of fiscal 2004 on these stock option grants as the fair market value of the stock options issued as of the date of grant was equal to the exercise price of the stock options.

NOTE 6—COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS:

        In connection with our 2001 acquisition by Berkshire Partners LLC and affiliates (the "Acquisition"), as more fully described in Note 1 to our consolidated financial statements in our most recently filed annual report on Form 10-K, we adopted provisions of SFAS No. 141, "Business Combinations" and applied the required provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, our tradename and goodwill have been deemed to have indefinite lives and are no longer being amortized. Our licensing agreements were amortized over the average three-year life of such agreements. Amortization expense for the first quarter of fiscal 2004 was $1.3 million. The licensing agreements were fully amortized as of August 14, 2004.

NOTE 7—EMPLOYEE BENEFIT PLANS:

        We offer a comprehensive post-retirement medical plan to current and certain future retirees and their spouses until they become eligible for Medicare or a Medicare Supplement plan in addition to life insurance to current and certain future retirees. We also have an obligation under a defined benefit plan covering certain former officers. See Note 7 "Employee Benefit Plans" to our consolidated financial statements in our most recently filed annual report on Form 10-K for further information.

        The components of post-retirement life and medical benefit expense charged to operations are as follows:

	For the three-month periods ended
	April 2, 2005	April 3, 2004
(dollars in thousands)
Service cost—benefits attributed to service during the period	$25	$22
Interest cost on accumulated post-retirement benefit obligation	165	150
Amortization of net actuarial loss	—	—

Total net periodic post-retirement benefit cost	$190	$172

        The components of pension benefit expense charged to operations are as follows:

	For the three-month periods ended
	April 2, 2005	April 3, 2004
(dollars in thousands)
Service cost—benefits attributed to service during the period	$—	$—
Interest cost on accumulated pension benefit obligation	20	19
Amortization of net actuarial loss	—	—

Total net periodic pension benefit cost	$20	$19

NOTE 8—SEGMENT INFORMATION:

        We report segment information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires segment information to be disclosed based upon a "management approach." The management approach refers to the internal reporting that is used by management for making operating decisions and assessing the performance of our reportable segments.

        The table below presents certain segment information for the periods indicated:

	For the three-month periods ended
	April 2, 2005	% of Total	April 3, 2004	% of Total
(dollars in thousands)
Net sales:
Wholesale	$98,954	48.0%	$90,553	49.6%
Retail	67,764	32.9%	59,241	32.4%
Mass Channel	39,489	19.1%	32,926	18.0%

Total net sales	$206,207	100.0%	$182,720	100.0%

Operating income:		% of net sales		% of net sales
Wholesale	$19,378	19.6%	$13,724	15.2%
Retail	11,938	17.6%	9,489	16.0%
Mass Channel	4,029	10.2%	4,384	13.3%
Other reconciling items	(8,053)	(3.9)%	(6,067)	(3.3)%

Total operating income	$27,292	13.2%	$21,530	11.8%

NOTE 9—CLOSING COSTS:

        In July of 2003, we decided to exit our Costa Rican sewing facilities, given our ability to obtain lower costs from third-party suppliers. During fiscal 2003, we recorded approximately $1,041,000 in severance and other exit costs related to these closures. During the first quarter of fiscal 2004, we recorded approximately $210,000 in severance and $324,000 in other exit costs related to these closures.

NOTE 10—EARNINGS PER SHARE:

        In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is based on the weighted average number of common shares outstanding during the year, whereas diluted earnings per share also gives effect to all potentially dilutive common shares, which include stock options and non-vested restricted stock, that were outstanding during the period. All such stock options are reflected in the denominator using the treasury stock method. This method assumes that shares are issued for stock options that are "in the money," but that we use the proceeds of such stock option exercises (generally, cash to be paid plus future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options) to repurchase shares at the average market value of our shares for the respective periods. Non-vested shares of restricted stock are reflected in the denominator using the treasury stock method with proceeds of the amount, if any, the employees must pay upon vesting, the amount of compensation cost attributed to future services and not yet recognized in earnings, and the amount of tax benefits, if any, that would be credited to additional paid-in capital (i.e., the amount of the tax deduction in excess of recognized compensation cost) assuming vesting of the shares at the current market price. We have used our best estimate of the average fair market value of our shares for the respective periods prior to our initial public offering completed on October 29, 2003.

        There were no antidilutive shares for the first quarter ended April 2, 2005. For the first quarter ended April 3, 2004, antidilutive shares of 1,349 were excluded from the computations of diluted earnings per share.

        The following is a reconciliation of basic number of common shares outstanding to diluted number of common and common equivalent shares outstanding for Carter's, Inc.:

	For the three-month periods ended
	April 2, 2005	April 3, 2004
Net income	$13,849,000	$10,313,000
Carter's, Inc.'s weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	28,466,734	27,985,360
Dilutive effect of stock options and unvested restricted stock awards	1,714,376	1,850,819

Diluted number of common and common equivalent shares outstanding	30,181,110	29,836,179

Basic net income per common share	$0.49	$0.37
Diluted net income per common share	$0.46	$0.35

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS:

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter. In April 2005, the Securities and Exchange Commission ("SEC") approved a new rule for public companies which delays the effective date of SFAS 123R. Under the SEC's rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005. The impact of adoption, based upon current options outstanding, is estimated to result in a reduction in fiscal 2006 after-tax earnings of approximately $1.3 million or approximately $0.04 per diluted share.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

        The following is a discussion of our results of operations and current financial position. You should read this discussion in conjunction with our unaudited condensed consolidated financial statements and notes included elsewhere in this quarterly report. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the section entitled "Risks Factors" in our most recently filed annual report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. Except for any ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we file this quarterly report.

        Our fiscal year ends on the Saturday in December or January nearest to the last day of December. The accompanying unaudited condensed consolidated financial statements for the first quarter of fiscal 2005 reflect our financial position as of April 2, 2005. The first quarter of fiscal 2004 ended on April 3, 2004.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales and (ii) the number of retail stores open at the end of each period:

	Three-month periods ended
	April 2, 2005	April 3, 2004
Wholesale sales	48.0%	49.6%
Retail sales	32.9	32.4
Mass Channel sales	19.1	18.0

Net sales	100.0	100.0
Cost of goods sold	63.3	63.7

Gross profit	36.7	36.3
Selling, general, and administrative expenses	25.2	25.9
Closure costs	—	0.3
Royalty income	(1.7)	(1.7)

Operating income	13.2	11.8
Interest expense, net	2.1	2.5

Income before income taxes	11.1	9.3
Provision for income taxes	4.4	3.7

Net income	6.7%	5.6%

Number of retail stores at end of period	181	170

Three-month period ended April 2, 2005 compared to three-month period ended April 3, 2004

        NET SALES.    Consolidated net sales in the first quarter of fiscal 2005 increased $23.5 million, or 12.9%, to $206.2 million from $182.7 million in the first quarter of fiscal 2004. Revenue growth in all channels of distribution has been driven by the success of our focus on high-volume, essential core products.

        Total wholesale sales increased $8.4 million, or 9.3%, to $99.0 million in the first quarter of fiscal 2005 from $90.6 million in the first quarter of fiscal 2004. Wholesale sales, excluding off-price sales, increased $5.6 million, or 6.4%, to $92.2 million in the first quarter of fiscal 2005 from $86.7 million in the first quarter of fiscal 2004. The increase in wholesale sales over the first quarter of fiscal 2004 reflects increased volume in our playwear and sleepwear product categories, partially offset by lower volume in our baby product category resulting from the timing of product launches.

        Mass channel sales in the first quarter of fiscal 2005 increased $6.6 million, or 19.9%, to $39.5 million from $32.9 million in the first quarter of fiscal 2004. This revenue growth reflects increased sales of our Child of Mine brand due to the introduction of our new playwear product line in the first quarter of fiscal 2005, growth from additional floor space, and increased productivity in existing stores.

        Retail store sales were $67.8 million for the first quarter of fiscal 2005, an increase of $8.5 million, or 14.4%, from $59.2 million in the first quarter of fiscal 2004. Such revenue growth was driven by a comparable store sales increase of $5.2 million, or 8.8%, based on 169 locations and incremental sales of $3.3 million generated from new stores opened subsequent to April 3, 2004. The increase in comparable store sales was driven by converting all stores to a new format beginning May of 2004, including moving baby products to the front of the store, more impactful window displays, and more effective in-store merchandising and marketing, all of which improved store productivity. There were a total of 181 stores as of April 2, 2005, including one store opened in February of 2005. We plan to open eleven stores and close four stores during the balance of fiscal 2005.

        GROSS PROFIT.    Our gross profit increased $9.5 million, or 14.3%, to $75.8 million in the first quarter of fiscal 2005 from $66.3 million in the first quarter of fiscal 2004. Gross profit as a percentage of net sales in the first quarter of fiscal 2005 increased to 36.7% from 36.3% in the first quarter of fiscal 2004. The increase in gross margin was largely due to product cost reduction.

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.    Selling, general, and administrative expenses for the first quarter of fiscal 2005 increased $4.6 million, or 9.8%, to $52.0 million from $47.4 million in the first quarter of fiscal 2004. Selling, general, and administrative expenses, as a percentage of net sales, decreased to 25.2% in the first quarter of fiscal 2005 from 25.9% in the first quarter of fiscal 2004 due to leveraging our operating expenses against higher levels of revenue and controlling the growth in spending, primarily distribution costs. The first quarter of fiscal 2004 included $1.3 million of amortization of our licensing agreements, which were fully amortized on August 15, 2004.

        CLOSURE COSTS.    In July of 2003, we decided to exit our Costa Rican sewing facilities, given our ability to obtain lower costs from third-party suppliers. During fiscal 2003, we recorded approximately $1,041,000 in severance and other exit costs related to these closures. During the first quarter of fiscal 2004, we recorded approximately $210,000 in severance and $324,000 in other exit costs related to these closures.

        ROYALTY INCOME.    We license the use of the Carter's, Carter's Classics, Just One Year, and Child of Mine names. In the first quarter of fiscal 2004, we sublicensed the Tykes name to certain licensees. In December 2004, we replaced the Tykes brand name in Target stores with our Just One Year brand. Royalty income in the first quarter of fiscal 2005 increased 11.3% to $3.5 million compared to $3.2 million in the first quarter of fiscal 2004. This increase is due primarily to the sales growth of Carter's brand licensed products.

        OPERATING INCOME.    Operating income for the first quarter of fiscal 2005 increased $5.8 million, or 26.8%, to $27.3 million compared to $21.5 million in the first quarter of fiscal 2004. As a percentage of net sales, operating income increased to 13.2% in the first quarter of fiscal 2005 compared to 11.8% in the first quarter of fiscal 2004. The increase in operating income reflects growth in net sales in all channels, increased gross profit, and the benefit of leveraging operating expenses against higher levels of revenue. The first quarter of fiscal 2004 included $1.3 million in amortization of our licensing agreements and $0.5 million in closure costs related to our Costa Rica sewing facility closures.

        INTEREST EXPENSE, NET.    Interest expense in the first quarter of fiscal 2005 decreased 4.8% to $4.4 million as compared to $4.6 million in the first quarter of fiscal 2004. This decrease is attributable to reduced levels of term loan indebtedness for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

        INCOME TAXES.    We recorded a provision for income taxes of $9.0 million in the first quarter of fiscal 2005 compared to $6.6 million in the first quarter of fiscal 2004. Our effective tax rate was approximately 39.5% during the first quarter of fiscal 2005 and 39.0% during the first quarter of fiscal 2004.

        NET INCOME.    As a result of the factors noted above, our first quarter of fiscal 2005 net income was approximately $13.8 million, as compared to approximately $10.3 million in the first quarter of fiscal 2004.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

        Our primary cash needs are working capital, capital expenditures, and debt service. Historically, we have financed these needs through operating cash flow and funds borrowed under our senior credit facility. Our primary source of liquidity will continue to be cash flow from operations and borrowings under our revolving loan facility, and we expect that these sources will fund our ongoing requirements for debt service and capital expenditures. These sources of liquidity may be impacted by continued demand for our products and our ability to meet debt covenants under our credit facility.

        Net accounts receivable at April 2, 2005 were $75.8 million compared to $72.8 million at April 3, 2004 and $80.4 million at January 1, 2005. The increase over April 3, 2004 reflects the growth in revenue. Due to the seasonal nature of our operations, the net accounts receivable balance at April 2, 2005 is not comparable to the net accounts receivable balance at January 1, 2005.

        Net inventories at April 2, 2005 were $106.8 million compared to $91.2 million at April 3, 2004 and $120.8 million at January 1, 2005. The increase over April 3, 2004 includes additional inventory required to support forecasted revenue growth in all channels of distribution. Due to the seasonal nature of our operations, net inventories at April 2, 2005 are not comparable to net inventories at January 1, 2005.

        Net cash provided by operating activities for the first quarter of fiscal 2005 was $24.6 million compared to $13.4 million in the first quarter of fiscal 2004. The change in net cash provided by operating activities in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 is primarily attributable to the growth in earnings and reductions in accounts receivable, partially offset by reductions in accounts payable and other current liabilities.

        We have invested $2.1 million in capital expenditures during the first quarter of fiscal 2005 compared to $4.4 million during the first quarter of fiscal 2004. We plan to invest an additional $22.9 million in capital expenditures during the remainder of fiscal 2005. Major investments include retail store openings and remodeling and fixturing programs for wholesale and mass channel customers.

        Effective November 24, 2004, our credit facility was amended to increase our letter of credit sublimit to $60.0 million from $40.0 million and eliminate the requirement to hedge a portion of our variable rate debt.

        Principal borrowings under the term loan are due and payable in quarterly installments of $130,270 from June 30, 2005 through September 30, 2007 and four quarterly payments of approximately $12.5 million from December 31, 2007 through September 30, 2008. Interest on the term loan is payable at the end of interest rate reset periods, which vary in length but in no case exceed six months.

The outstanding balance of the revolving loan facility is payable in full on August 15, 2006. Interest is payable quarterly on base rate borrowings under the revolving loan facility and may be payable more frequently in the event we choose a Eurodollar rate option available under the terms of the senior credit facility. No principal payments are required on the senior subordinated notes prior to their scheduled maturity in August 2011. Beginning August 15, 2006, we may redeem all or part of the senior subordinated notes as further described in Note 5 to our consolidated financial statements in our most recently filed annual report on Form 10-K. Interest is payable semi-annually on the senior subordinated notes in February and August of each year.

        The senior credit facility, as amended, sets forth mandatory and optional prepayment conditions that may result in our use of cash to reduce our debt obligations, including payments of: (i) 50% of the net cash proceeds from an equity issuance by Carter's, Inc., excluding, among other things, any issuance of equity in connection with employee or director stock plans or a permitted acquisition and (ii) 25% or 50% of consolidated excess cash flow, depending on the applicable leverage ratio, as both terms are defined in the amended senior credit facility. Accordingly, we made a principal prepayment of approximately $2.4 million on March 22, 2004. This excess cash flow condition may result in future annual prepayments depending on the consolidated excess cash flow generated in each year. No such prepayment is required in fiscal 2005. The lenders will apply such prepayments first to the term loan and, second, to permanently reduce the revolving loan facility. Subject to certain conditions in the senior credit facility, we may make optional prepayments of our debt obligations without premium or penalty. The lenders will apply such optional prepayments according to our instruction.

        In March 2005, December 2004, and March 2004, we prepaid an additional $20.0 million, $20.0 million, and $5.0 million in term loan indebtedness. At April 2, 2005, we had approximately $164.4 million of debt outstanding, consisting of $113.2 million of senior subordinated notes, $51.2 million in term loan borrowings, and no borrowings under the revolving loan facility, exclusive of approximately $7.2 million of outstanding letters of credit. At April 2, 2005, we had approximately $72.8 million of financing available under our revolving loan facility. At January 1, 2005, we had approximately $184.5 million of debt outstanding, consisting of $113.2 million of senior subordinated notes, $71.3 million in term loan borrowings and no revolver borrowings, exclusive of approximately $6.8 million of outstanding letters of credit. The revolver will be available to fund our working capital requirements, capital expenditures, and other general corporate purposes.

        Based on our current level of operations, anticipated cost savings, and operating improvements, we believe that cash generated from operations and available cash, together with amounts available under the revolving loan facility, will be adequate to meet our debt service requirements, capital expenditures, and working capital needs for the foreseeable future, although no assurance can be given in this regard. We may, however, need to refinance all or a portion of the principal amount of our term loan on or before August 15, 2006 and the principal amount of our senior subordinated notes on or prior to maturity in 2011. The Company reviews strategic growth initiatives from time to time which, if pursued, could result in additional indebtedness in future periods.

EFFECTS OF INFLATION AND DEFLATION

        We are affected by inflation and changing prices primarily through the purchase of raw materials, increased operating costs and expenses, and fluctuations in interest rates. The effects of inflation on our net sales and operations have not been material in recent years. In recent years, there has been deflationary pressure on selling prices. While we have been successful in offsetting such deflationary pressures through product improvements and lower costs with the expansion of our global sourcing capabilities, if deflationary price trends outpace our ability to obtain further price reductions from our global suppliers, our profitability may be affected.

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

        As a result of the effects of seasonality, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each fiscal year. During these peak periods we have historically borrowed under the revolving loan facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

          Revenue recognition:    We recognize wholesale and mass channel revenue after shipment of products to customers, when title passes, and when all risks and rewards of ownership have transferred. In certain cases, in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. We consider revenue realized or realizable and earned when the product has been shipped and when all risks and rewards of ownership have transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. In the normal course of business, we grant certain accommodations and allowances to our wholesale and mass channel customers. Such amounts are reflected as reductions of net sales. For certain accommodations related to cooperative ("co-op") advertising for which we can determine the fair value, such amounts are classified as a component of selling, general, and administrative expenses.

          Retail store revenues are recognized at the point of sale. We reduce revenue for customer returns and deductions. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments and other actual and estimated deductions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance could be required. Past due balances over 90 days are reviewed individually for collectibility. Our credit and collections department reviews all other balances regularly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

          During fiscal 2004, we contracted with a third-party service to provide us with the fair value of co-op advertising arrangements entered into with certain of our major wholesale and mass channel customers. Such fair value is determined based upon, among other factors, comparable market analysis for similar advertisements. In accordance with Emerging Issues Task Force Issue

  No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer/Reseller" ("EITF 01-09"), we have included the fair value of these arrangements of approximately $1.2 million and $431,000 in the first quarters of fiscal 2005 and 2004 as a component of selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations rather than as a reduction of revenue.

          Inventory:    We provide reserves for slow-moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those we project, additional write-downs may be required.

          Goodwill and tradename:    As of April 2, 2005, we had approximately $360 million in goodwill and tradename assets. The fair value of the Carter's tradename was estimated at the Acquisition to be approximately $220 million using a discounted cash flow analysis, which examined the hypothetical cost savings that accrue as a result of our ownership of the tradename. The cash flows, which incorporated both historical and projected financial performance, were discounted using a discount rate of ten percent. The tradename was determined to have an indefinite life. The carrying value of these assets is subject to annual impairment reviews as of the last day of each fiscal year. Factors affecting such impairment reviews include the continued market acceptance of our offered products and the development of new products. Impairment reviews may also be triggered by any significant events or changes in circumstances. Our impairment review of goodwill is based on the estimated fair values of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses.

          Accrued expenses:    Accrued expenses for health insurance, workers compensation, incentive compensation, professional fees, and other outstanding obligations are assessed based on actual commitments, statistical trends, and estimates based on projections and current expectations, and these estimates are updated periodically as additional information becomes available.

          Accounting for income taxes:    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure (state, federal, and foreign), together with assessing permanent and temporary differences resulting from differing bases and treatment of items for tax and accounting purposes, such as the carrying value of intangibles, deductibility of expenses, depreciation of property, plant, and equipment, and valuation of inventories. Temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if sufficient taxable income is not generated in future periods. To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying unaudited condensed consolidated statements of operations.

          Stock-based compensation arrangements:    We account for stock-based compensation on stock options under the intrinsic value method, whereby we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock at the date of the option grant. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value, prior to our initial public offering, determined under the minimum value method as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). For stock issued or sold outright to employees, directors, or third parties, we measure expense as the difference between the price paid by the recipient and the fair market value of the stock on the date of issuance or sale. Prior to our initial public offering, in the absence of a public market for Carter's, Inc.'s common stock, management and the Board of Directors estimated the market value of Carter's, Inc.'s common stock for all option grants and stock issuances using an approach that applies a multiple to Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income tax expense, depreciation and amortization, and also excludes Acquisition-related charges, write-downs of long-lived assets, plant closure costs, and a deferred charge write-off. Adjusted EBITDA is a non-GAAP measure.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, will no longer be an alternative to financial statement recognition. We have selected the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R and for all subsequent stock options granted thereafter. In April 2005, the Securities and Exchange Commission ("SEC") approved a new rule for public companies which delays the effective date of SFAS 123R. Under the SEC's rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005. The impact of adoption, based upon current options outstanding, is estimated to result in a reduction in fiscal 2006 after-tax earnings of approximately $1.3 million or approximately $0.04 per diluted share.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

FORWARD-LOOKING STATEMENTS

        Statements contained herein that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2005 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a decrease in sales to, or the loss of one or more of our key customers, downward pressure on our prices, disruptions in foreign supply sources, negative publicity, the loss of one or more of our major suppliers for raw materials, increased competition in the baby and young children's apparel market, our substantial leverage which increases our exposure to interest rate risk and could require us to dedicate a substantial portion of our cash flow to repay principal, the impact of governmental regulations and environmental risks applicable to our business, and seasonal fluctuations in the children's apparel business. These risks are described in our most recently filed annual report on Form 10-K under the headings "Risk Factors" and "Statement Regarding Forward-Looking Statements." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the operation of our business, we have market risk exposures including those related to foreign currency risk and interest rates. These risks and our strategies to manage our exposure to them are discussed below.

        We contract for production with third parties primarily in the Far East and South and Central America. While these contracts are stated in United States dollars, there can be no assurance that the cost for the future production of our products will not be affected by exchange rate fluctuations between the United States dollar and the local currencies of these contractors. Due to the number of currencies involved, we cannot quantify the potential impact of future currency fluctuations on net income in future years. In order to manage this risk, we source products from approximately 75 vendors worldwide, providing us with flexibility in our production should significant fluctuations occur between the United States dollar and various local currencies. To date, such exchange fluctuations have not had a material impact on our financial condition or results of operations. We do not hedge foreign currency exchange rate risk.

        Our operating results are subject to risk from interest rate fluctuations on our senior credit facility, which carries variable interest rates. At April 2, 2005, our outstanding debt aggregated $164.4 million, of which $51.2 million bore interest at a variable rate, so that an increase of 1% in the applicable rate would increase our annual interest cost by $512,000 and could have an adverse effect on our net income and cash flow.

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

        We continually evaluate opportunities to improve our products and reduce our costs. Our remaining sewing facilities, located in Mexico, continue to provide us with an advantageous cost structure. If we determine in the future that we are able to source products currently sewn in Mexico at a significantly lower cost with superior quality elsewhere, we would develop a plan to exit such facilities and incur closure-related costs.

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

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures

        The Chief Executive Officer and Chief Financial Officer of Carter's, Inc. and TWCC have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Carter's, Inc. and TWCC have concluded that our disclosure controls and procedures are adequate and effective.

        (b)   Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        From time to time, we have been involved in various legal proceedings. We believe that all such litigation is routine in nature and incidental to conducting our business, and we believe that no such litigation will have a material adverse effect on our financial condition, cash flows, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None

ITEM 5. OTHER INFORMATION:

        None

ITEM 6. EXHIBITS:

  (a)
  Exhibits:

Exhibit Number	Description of Exhibits
31.1	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.2	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.3	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
31.4	Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification
32	Section 1350 Certification

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER'S, INC. THE WILLIAM CARTER COMPANY
Date: April 28, 2005	/s/ FREDERICK J. ROWAN, II Frederick J. Rowan, II Chairman of the Board of Directors and Chief Executive Officer
Date: April 28, 2005	/s/ MICHAEL D. CASEY Michael D. Casey Executive Vice President and Chief Financial Officer

QuickLinks

Part I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES